Form 10-Q
period 1995-06-30
AMERICAN REPUBLIC REALTY FUND I
filed 1995-08-11
CIK 711512

4

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 1O-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For Quarter Ended June 30, 1995    Commission file number 0-11578

                 AMERICAN REPUBLIC REALTY FUND I

     (Exact name of registrant as specified in its charter)

            WISCONSIN                   39-1421936
 (State or other jurisdiction of     (I.R.S. Employer
  incorporation or organization       Identification
                                         Number)

                  16415 Addison Road, Suite 200
                      Dallas, Texas  75248

            (Address of principal executive offices)


Registrant's telephone number, including area code:  (214) 380-8000.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes:  Y        No:


               REGISTRANT IS A LIMITED PARTNERSHIP

                             PART I

                      FINANCIAL INFORMATION


Item 1.  Financial Statements


The following unaudited financial statements are filed herewith:

Balance Sheet......................................................Page  3

Statement of Income and Expenses...................................Page  4
(Quarterly)

Statement of Income and Expenses...................................Page  5
(Year to Date)

Statement of Partners' Equity......................................Page  6

Statement of Cash Flows............................................Page  7

Notes to Financial Statements......................................Page  8


The statements, insofar as they related to the period subsequent to December 31, 1994, are unaudited.

                 AMERICAN REPUBLIC REALTY FUND I
                          BALANCE SHEET

                                     June 30, 1995       June 30, 1994
                                       Unaudited            Audited

             ASSETS:
Investment in realestate
Land                                 $ 1,822,718         $ 1,822,718
Building & iimprovements              14,364,275          14,364,275
Furniture & fixtures                     510,493             510,493
                                     $16,697,486         $16,697,486
Less: accumulated depreciation        (7,475,144)         (7,175,144)
                                     $ 9,222,342         $ 9,522,342

Cash including cash investments           52,151             107,289
Escrow deposits                          244,847             146,065
Prepaid expenses                          46,692              19,759
Other assets                               8,000                   0
Total assets                         $ 9,574,032         $ 9,795,455

Liabilities: and partner equity:
Mortgage and notes payable              8,330511           8,756,972
Notes payable to affiliates             3,164558            3122,696
Amounts due affiliates                 1,107,230           1,275,226
Real estate taxes payable                101,040               1,328
Security deposits                         53,474              56,540
Accounts payable & accrued               141,370              63,779
expenses

Total liabilities                    $12,898,183         $13,276,541

Partners equity                       (3,324,151)         (3,481,086)

Total liabilities and partner        $ 9,574,032         $ 9,795,455
equity


                 AMERICAN REPUBLIC REALTY FUND I
                STATEMENT OF INCOME AND EXPENSES
                           (UNAUDITED)

                               Quarter  Ended  Quarter Ended
                               June 30, 1995   June 30, 1994
           Income
Rentals                          $ 581,796       $ 550,809
Other                               15,457          16,805

Total                            $ 597,253       $ 567,614

          Expenses
Salaries & wages                 $  70,885       $  59,741
Maintenance & repairs               44,422           56613
Utilities                           51,788          49,168
Real estate taxes                   55,740          45,300
General & administrative            22,134          27,472
Contract services                   23,132          18,435
Insurance                           11,112          10,834
                                 $ 279,213       $ 267,563

Interest                         $  78,539       $  32,500

Depreciation and amortization    $ 150,000       $ 108,750

General partner fees:
  Property management fees       $  29,856       $  28,379

Total expenses                   $ 537,608       $ 437,192

Net income                       $  59,645       $ 130,422


                 AMERICAN REPUBLIC REALTY FUND I
                STATEMENT OF INCOME AND EXPENSES
                           (UNAUDITED)

                                 Year to Date        Year to Date
                                 June 30,1995        June 30,1994
Income:
Rentals                           $1,162,060          $1,102,551
Other                                 26,870              28,384

Total                             $1,188,930          $1,130,935

Expenses:
Salaries & wages                     129,938              91,379
Real estate taxes                    101,040              90,600
Utilities                             93,146              90,525
Maintenance & repairs                 76,135              1,5443
Contract services                     47,152              35,942
General & administrative              42,469              47,355
Insurance                             22,796              20,764
                                  $  512,676           $ 492,008

Interest                          $  159,880           $  65,261

Depreciation and amortization     $  300,000           $ 217,500

General partner fees:
  Property management fees        $   59,439          $   56,987

Total expenses                    $1,031,995          $  831,756


Net income                        $  156,935          $  299,179

                 AMERICAN REPUBLIC REALTY FUND I
            STATEMENT OF CHANGES IN PARTNER'S EQUITY

                THREE MONTHS ENDED JUNE 30, 1995

                             Total         Limited        General
                                          Partners       Partners
Balance April 1, 1995  $(3,383,796)    $(3,435,653)     $   51,857

Net income (loss)           59,645          59,049             596

Balance June 30, 1995  $(3,324,151)    $(3,376,604)    $    52,453


                 AMERICAN REPUBLIC REALTY FUND I
                     STATEMENT OF CASH FLOW

                                               For The Quarter
                                                    Ended
                                                June 30, 1995

Cash flows from operating activities:
Net income (loss)                                  $  59,645
Adjustments to reconcile net income to
Cash provided by operations:
Depreciation and amortization                        150,000

Changes in assets and liabilities
Real estate taxes payable                             55,740
Escrow deposits                                       (1,840)
Due to affiliates                                   (124,751)
Accounts payable and accrued expenses                    762
Security deposits                                     (3,431)
Prepaid expenses                                     (40,224)

Total adjustments                                  $  36,256

Net cash provided by operating activities          $  95,901

Cash flows provided by investing activities
Net cash provided by investing activities                  0

Cash flows provided by financing activities
Payments on mortgage payable                        (208,737)
Net cash provided by financing activities          $(208,737)

Net increase (decrease) in cash
     And cash equivalents                          $(112,836)

Cash and cash equivalents
Begining of quarter                                $ 164,987

Cash and cash equivalents
End of quarter                                     $  52,151

                 AMERICAN REPUBLIC REALTY FUND I
                  NOTES TO FINANCIAL STATEMENTS

Basis of Presentation:

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

          Occupancy levels of the Partnership's properties as of July 2, 1995 are as follows:

          Four Winds Apartments, Jacksonville, Florida      92.9%
          Forestwood Apartments, Bedford, Texas             96.6%

     Excess construction of new apartment units during the mid-1980's affected the market areas where the Partnership properties are located and an over supply of apartment units resulted in lower rent and occupancy levels than originally anticipated. This overbuilding coupled with tax law reform, which occurred in 1986, has drastically slowed new construction. During 1994 the Partnership's apartment communities experienced an increase in revenues.

     When the Partnership's properties were acquired interest rates were substantially higher than they are today. By reducing the rates through refinancing the properties the Partnership has improved its cash flow. Large discounts were offered by past lenders on the Partnership debt which has also improved the Partnership's cash flow.

     The Partnership successfully refinanced Four Winds in June, 1992. New South Federal Savings Bank loaned the Partnership $2,750,000 collateralized by the Four Winds Apartments and a guarantee of the General Partner. First Union National Bank obtained the proceeds of the new loan plus a $350,000 Surplus Cash Mortgage Note in full satisfaction of its debt. In addition to guaranteeing this new loan the General Partner loaned an additional $100,000 to the Partnership to complete the refinance. In 1994 the Partnership obtained an assignment of the Surplus Cash Mortgage Note at a discounted price of $120,000.

     The current problems in today's real estate market were caused by overbuilding and the Tax Reform Act of 1986. Management intends to continue to operate the Partnership in its present form while investigating options to improve the Partnership's operations. The operations and value of the two remaining Partnership properties are such that your General Partner is not optimistic that you have any equity. However since you have had substantial tax deductions from the Partnership's losses it is prudent to keep the Partnership in operation as long as possible to avoid adverse tax consequences to Limited Partners today. The refinancing of both Partnership properties allows the Partnership to continue operating for another five years with the hope that we continue to see increases in rental income as a result of improved market conditions. The 1994 financial statements show an improvement in operations over 1993 primarily due to reduction in interest expense and an increase in operating revenues.

     On August 1, 1989, an affiliate of the General Partner loaned the Partnership $350,000 which was used to pay off certain debt at a discount. The discount resulted in a gain to the Partnership on forgiveness of debt totaling $424,538. The loan accrues interest at the rate of two percent over the prime rate.

     In February, 1991, Amrecorp Realty Inc., resigned as the Managing General Partner of the Partnership. As was communicated to all limited partners this step was taken in order to minimize any effect that Amrecorp's financial difficulties might have on the Partnership. Management of the Partnership's assets is performed by Univesco, Inc., a Texas corporation, Robert J. Werra, President.

     During the first quarter of 1993, the partnership was able to secure a new mortgage on Forestwood Apartments in Bedford, Texas. The partnership secured a $4,300,000, 9.125%, five year mortgage with Collateral Mortgage, Ltd. Under the agreement American Republic Realty Fund I paid $4,300,000 and gave a $200,000 promissory note to Lincolnshire Associates in full satisfaction of its previous mortgage obligation. Lincolnshire Associates was paid in full during 1993.

Item 1.   Legal Proceedings

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K


(a) The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:

Exhibit Designation                     Document Description


2 Certificate of Limited partnership, as amended, incorporated by reference to Registration Statement
                                        No. 2-81074 effective May
                                        2, 1983.


                                        Limited Partnership
                                        Agreement, incorporated
                                        by reference to
                                        Registration Statement
                                        No.2-81074 effective May
                                        2, 1983.

11                                      Not applicable.

15                                      Not applicable.

18                                      Not applicable.

19                                      Not applicable.

2O                                      Not applicable.

23                                      Not applicable.

24                                      Not applicable.

25                                      Power of Attorney,
                                        incorporated by reference
                                        to Registration Statement
                                        No. 2-81074 effective May
                                        2, 1983.

28                                      None

(b) Reports on Form 8-K for the quarter ended June 30, 1995.

1                                       None


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AMERICAN REPUBLIC REALTY FUND I, a
                              Wisconsin limited partnership



                              By:  /s/ Robert J. Werra
                                 Robert J. Werra, General Partner









Date:  August 11, 1995