Form 10-Q/A
period 1995-06-30
AMERICAN REPUBLIC REALTY FUND I
filed 1995-11-20
CIK 711512

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  2O549

                                FORM 1O-Q

                Quarterly Report Under Section 13 or 15(d)
					            	of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1995       		Commission file number 0-11578

                       AMERICAN REPUBLIC REALTY FUND I

             (Exact name of registrant as specified in its charter)


             WISCONSIN                     39-1421936
(State or other jurisdiction              (I.R.S. Emloyer
 ofincorporation or organization)           Identification Number)

                     16415 Addison Road, Suite 2OO
                     					Dallas, Texas  75248

               	(Address of principal executive offices)

Registrant's telephone number, including area code:  (214) 380-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          							Yes:		Y		No:

                    REGISTRANT IS A LIMITED PARTNERSHIP




PART II

Item 1.  	Legal Proceedings.
        		None

Item 2.  	Changes in Securities.
        		None

Item 3.  	Defaults Upon Senior Securities.
        		None

Item 4.  	Submission of Matters to a Vote of Security Holders.
         	None

Item 5.  	Other Information.
        		None

Item 6.  	Exhibits and Reports on Form 8-K.

(a)	The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:

Exhibit Designation						Document Description

    				                 Certificate of Limited Partnership,as amended,
                         incorporated by referenced to Registration Statement
                         No. 2-81074 effective May 2, 1983.

                   						Limited Partnership Agreement, incorporated by
                         reference to Registration Statement No. 2-81074
                         effective May 2, 1983.


	11						Not applicable.

	15 					Not applicable.

	18 					Not applicable.

	19  				Not applicable.

	20						Not applicable.

	23						Not applicable.

	24						Not applicable.

	25						Power of Attorney, incorporated by reference to Registration
         Statement No. 2-81074 effective May 2, 1983.

	27						Financial Data Schedule.

	28 					None.


(b)	Report on Form 8-K for the quarter ended June 30, 1995.

	1.						None.




                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

						AMERICAN REPUBLIC REALTY FUND I, A Wisconsin
						limited partnership




						By:  /s/ Robert J. Werra
    	Robert J. Werra, General Partner
















Date:	August 11, 1995