Form 10-K
period 1995-12-31
AMERICAN REPUBLIC REALTY FUND I
filed 1996-04-22
CIK 711512

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

                                  ANNUAL REPORT

           Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the Fiscal year ended December 31, 1995
                         Commission file number 0-11578

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                 Exchange Act of 1934                          (Fee Required)

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                 Exchange Act of 1934                       (No Fee Required)


                         AMERICAN REPUBLIC REALTY FUND I
                         -------------------------------
             (Exact name of registrant as specified in its charter)

              Wisconsin                              39-1421936
  (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                      Identification Number)

   6210 Campbell Road, Suite 140, Dallas, Texas                75248
    (Address of Principal Executive Offices)                 (Zip Code)
     Registrant's Telephone Number, Including area code     (214) 380-8000

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
        Title of Each Class                      on which Registered
         None                                    None

          Securities registered pursuant to Section 12 (g) of the Act:

                          Limited Partnership Interests
                                (Title of Class)

    Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X .    No ___.

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained, to the best of Registrant's knowledge in definitive proxy on information to statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.________

                       Documents Incorporated by Reference

The Definitive Prospectus of American Republic Realty Fund I dated May 2, 1983 filed pursuant to Rule 424(b) is incorporated by reference as is the Supplement to that Prospectus filed pursuant to Rule 424(b) on May 25, 1984.

                                     PART I

Item 1.  Business

    The Registrant, American Republic Realty Fund I, (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated December 22, 1982. As of December 31, 1993, the Partnership consisted of an individual general partner, Mr. Robert J. Werra, (the "General Partner") and 933 limited partners owning 11,OOO limited partnership interests at $1,OOO per interest. The distribution of limited partnership interests commenced May 2, 1983 and ended April 17, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #0-11578) as amended.

    The Partnership was organized to acquire a diversified portfolio of income-producing real properties, primarily apartments, as well as office buildings, industrial buildings, and other similar properties.

   During 1983 and 1984, the Partnership acquired four properties: Kenwood Gardens Apartments, a 1O4 unit apartment community located in Fort Myers, Florida (acquired on September 1, 1983, subsequently disposed of by sale during 1988), Jupiter Plaza Office/Showroom, a 131,44O rentable square foot commercial building located in Garland, Texas (acquired on September 29, 1983, subsequently disposed of in foreclosure during 1988), Four Winds Apartments, a 154 unit apartment community located in Orange Park, Florida (Phase I acquired September 12, 1983 and Phase II acquired May 1, 1984) and Forestwood Apartments (formerly Oak Creek) a 263 unit apartment community located in Bedford, Texas (acquired December 2O, 1983). No additional properties were purchased by the Partnership and the Partnership will not acquire additional properties in the future. The properties remaining are described more fully in this report at "Item 2. Properties".

    Univesco, Inc., a Texas corporation, wholly owned by Robert J. Werra ("Univesco") manages the affairs of the Partnership. Univesco acts as the managing agent with respect to the Partnership's properties. Univesco may also engage other on-site property managers and other agents to the extent the management considers appropriate. The General Partner has ultimate authority regarding property management decisions.

    The Partnership competes in the residential and commercial rental markets. Univesco prepares marketing analyses for all property areas. These areas contain other like properties which are considered competitive on the basis of location, amenities and rental rates. It is realistic to assume that additional properties similar to the foregoing will be constructed within their various market areas.

    No material expenditure has been made or is anticipated for either Partnership-sponsored or consumer research and development activities relating to the development or improvement of facilities or services provided by the Partnership. There neither has been, nor are any anticipated, material expenditures required to comply with any federal, state, or local environmental provisions which would materially affect the earnings or competitive position of the Partnership.

   The Partnership is engaged solely in the business of real estate investments. Its business is believed by management to fall entirely within a single industry segment. Management does not anticipate that there will be any material seasonal effects upon the operation of the Partnership.

Competition and Other Factors


    The majority of the Properties' leases are six to twelve month terms. Accordingly, operating income is highly susceptible to changing market conditions. Occupancy and local market rents are driven by general market conditions which include job creation, new construction of single and multi-family projects, and demolition and other reduction in net supply of apartment units.

    Rents and occupancies have generally been increasing in recent years due to the generally positive relationship between apartment unit supply and demand in the Partnership's markets. However, the properties are subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses and capitalized expenditures have increased as units are updated and made more competitive in the market place. (See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.)


Item 2.  Properties

At December 31, 1995 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities.

Name and Location     General Description of the Property

Forestwood             A fee simple interest in a 263 unit
Apartments             apartment community located in
                       Bedford Texas, purchased in 1983
                       containing 244,407 net rentable
                       square feet on approximately 14
                       acres of land.

Four Winds Apartments  A fee simple interest in an 100 unit
Phase I                community, located in Orange Park
                       Florida, purchased in 1983,
                       containing approximately 110,716 net
                       rentable square feet on 10 acres of
                       land.

Four Winds Apartments  A fee simple interest in a 54 unit
Phase II               apartment community located in
                       Orange Park Florida, adjacent to
                       four Winds Apartments I, purchased
                       in 1984 and containing approximately
                       61,500 net rentable square feet on
                       3.73 acres of land.

                                 Occupancy Rates

                                    Per Cent


                                1991  1992  1993   1994  1995
     Four Winds I & II          97.2  92.2  91.4   93.1  93.6
     Forestwood                 89.8  87.5  96.9   96.9  97.8


   The Properties are encumbered by non-recourse mortgages payable. For information regarding the encumbrances to which the properties are subject and the status of the related mortgage loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operating - Liquidity and Capital Resources" contained in Item 7 hereof and Note 2 to Consolidated Financial Statements contained in Item 8.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the unit holders of the Partnership during the fourth quarter of 1995.

                                     PART II

Item 5.Market for the Partnership's Securities and Related Unit Holder Matters


    The Partnership's outstanding securities are in the form of Limited Partnership Interests ("Interests"). The distribution period for the sale of the Interests began May 2, 1983,and closed April 17, 1984. As of December 31, 1995 there were approximately 940 limited partners owning 11,000 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

     The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis, however, no such distributions have been made and none are anticipated in the immediate future due to the debt service requirements of the Partnership.

     An analysis of taxable income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:

YEARS  INCOME    GAIN   LOSS       CASH
                               DISTRIBUTED
 1984                   $342
 1985                   $291
 1986                   $271
 1987                   $279
 1988            $43    $63
 1989            $38    $127
 1990                   $126
 1991                   $122
 1992   $121
 1993    $2     $1,071
 1994   $17       $0     $0         $0
 1995    $0   (a) $0     $0         $0


(a) Income was reallocated in accordance with 704(b) and the regulations promulgated thereunder of the Internal Revenue code of 1986 as amended.

Item 6:   Selected Financial Data

The following table sets forth selected financial data regarding the Partnership's results of operations and financial position as of the dates indicated. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 hereof and Consolidated financial Statements and notes thereto contained in Item 8.


                    Year Emded December 31.
              (in thousands except unit amounts)

                                        1995    1994   1993   1992   1991


Limited Partner Units Outstanding       11,000  11,000 11,000 11,000 11,000

Statement of Operations
     Total Revenues                     $2,409  $2,311 $2,315 $1,986 $1,979
     Net Income (Loss) before
      extraordinary items                  248     233    353  (728) (1,060)
     Extraordinary Item-gain on
      exinguishment of debt                  0       0    451  1,359  1,795
     Net Income (Loss)                     248     233    804    631    735
     Net Income (Loss) per
      Limited Partnership Unit             22      21     72     57    (95)(a)
     Gross Rental Income per
      Rentable Square Foot                 5.67    5.41   5.16   4.65   4.64
     Cash Distributions to
      Limited Partners                       0       0      0      0      0


Balance Sheet
       Real Estate, net                 8,954   9,522  10,062  10,473  11,090
       Total Assets                     9,099   9,795  10,268  10,746  11,472
       Mortgages Payable                7,998   8,757   9,516   9,832  10,136
       Notes Payable to Affiliate       3,108   3,444   3,392   1,650   1,650
       Partner's Deficit               (3,233) (3,481) (3,713) (2,775) (3,406)


(a) Income was reallocated in accordance with 704(b) and the regulations promulgated thereunder of the Internal Revenue code of 1986 as amended.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations


This discussion should be read in conjunction with Item 6- Selected Financial Data and Item 8 - Financial Statements and Supplemental Information .


Results of Operations: 1995 VERSUS 1994 -

Revenue from Property Operations increased $98,243 or 4.3% as compared to 1994. This increase is primarily attributed to a $108,462 increase in rental revenues which was principally due to an increase in rents and occupancy resulting from improvements in the apartment rental markets. Additionally, interest income increased $1,928 due to an increase in available funds during 1995. These increases were offset by a $12,147 decrease in other operating revenues, principally caused by a decrease in fees from tenants and vending revenues.

Property operating expenses for 1995 increased $82,934 or 4.0%. Interest expense increases were primarily the result of advances to the Partnership by related parties. The increase in Real Estate taxes is due to increases in valuation of properties and anticipated increases in property tax rates. General and administrative expenses increased due primarily to increased professional fees and payroll expenses. Depreciation and Amortization increased due primarily to property additions. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note 3 to Consolidated Financial Statements and Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):



Maintenance & Repairs         $1,364
Utilities                      2,752
Real Estate Taxes             19,827
General & Administration      23,163
Advertising & Marketing       (5,747)
Interest                       9,344
Depreciation & Amortization   27,340
Management Fee                 4,900
Admin. Service Fee                (9)
                             --------
Total                         $82,934
                             ========

Results of Operations: 1994 VERSUS 1993 -

Revenue from Property Operations excluding the $117,700 gain recognized in 1993 as a result of excess funds received from a hail damage insurance claim over required repairs, increased $113,636 or 5.2% as compared to 1993. This increase was primarily attributable to a $102,157 increase in rental revenues which was principally due to an increase in rents and occupancy resulting from improvements in the apartment rental markets. Additionally, intereset income increased $968 due to additional funds available for investment during 1994 and an increase in other income, which is primarily fees from tenants and vending income, of $10,511 primarily due to the aforementioned increase in occupancy.

Property operating expenses for 1994 increased $116,429 or 5.9%, principally due to increases in interest expense and real estate taxes, partially offset by decreases in general administrative expenses. Interest expense increases were primarily the result of the reinstatement of a note payable to the general partner in October 1993. Therefore, a full year interest which was expensesd during 1994. Additionally, this increase was partially offset by $49,691 of interest was expensed on the mortgages payable to banks during 1993. Due to the troubled debt restructuring which occurred in 1993, no interest expense was recognized on this debt during 1994. (See Note 3 to Consolidated Financial Statements and Schedule Index contained in Item 8.) The increase in Real Estate taxes is due to increases in valuation of properties and anticipated increases in property tax rates. General and administrative expenses decreased due primarily to a reduction in fees.
The following table illustrates the increases or (decreases):


Maintenance & Repair                    $1,634
Utilities                                  567
Real Estate Taxes                       35,401
General & Administration               (13,870)
Advertising & Marketing                  1,174
Interest                                82,710
Depreciation & Amortization              2,968
Property Management Fee                  5,682
Admin. Service Fee                         163
                                      --------
Total                                 $116,429
                                      ========

Liquidity and  Capital Resources

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this assets should be considered for disposal. At this time, there is no plan to dispose of either Property.

As of December 31, 1995, the Partnership had $19,047 in cash and cash equivalents as compared to $107,289 as of December 31, 1994. The net decrease in cash of $88,242 is principally due to repayments on mortgages and notes payable utilizing cash provided by operating activities. See Note 3 to Consolidated Financial Statements contained in Item 8 for information regarding related party transactions.

The properties are encumbered by two non-recourse mortgage notes as of December 31, 1995. These mortgages payable have a carrying value of $7,998,325 at December 31, 1995. The mortgage notes were entered into during 1993 and 1992 to refinance certain mortgage notes which were in default. The Partnership accounted for these transactions as troubled debt restructurings, and accordingly, are being carried at the total future cash outflows for principal and interest. Accordingly, no interest expense was or will be recorded on these notes.

Additionally, the general partner has provided funding to the Partnership in the form of notes payable with balances at December 31, 1995 totalling $3,108,081 which accrue interest at prime plus 2% and are due on June 30, 2001, or upon demand. Additional funds have been provided by the general partner in the form of advances which totalled $1,120,323 at December 31, 1995. The general partner is not obligated to provide additional funding to the Partnership.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding any balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale, financing or refinancing of the Properties.

The Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are $124,505, $2,580,216 and $4,021,625 for each of the next three years. The Partnership is not generating sufficient cash flows to meet these obligations. Management believes it will be able to refinance these debt obligations; however, at this time, there can be no assurance this refinancing will occur.

AMERICAN REPUBLIC REALTY FUND I
(A WISCONSIN LIMITED PARTNERSHIP)

ITEM 8 - FINANCIAL STATEMENTS AND SCHEDULE INDEX
- -----------------------------------------------------------------------------


                                                                   Page

INDEPENDENT AUDITORS' REPORT                                       11-12

COMBINED BALANCE SHEETS                                              13

COMBINED STATEMENTS OF INCOME                                        14

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)                    15

COMBINED STATEMENTS OF CASH FLOWS                                    16

NOTES TO COMBINED FINANCIAL STATEMENTS                             17-22

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION            23-24

INDEPENDENT AUDITORS' REPORT

To the General Partner
   and Limited Partners of
   American Republic Realty Fund I
Dallas, Texas

We have audited the accompanying combined balance sheets of American Republic Realty Fund I and subsidiary (a Wisconsin limited partnership) (the "Partnership") as of December 31, 1995 and 1994, and the related combined statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at
Item 14(a)(2). The combined financial statements and combined financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the combined financial statements and combined financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying combined financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in
Note 6 to the combined financial statements, conditions exist which raise substantial doubt about the Partnership's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations. Management's plans in regard to these matters are also described in Note 6. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, during 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."


DELOITTE & TOUCHE LLP


Dallas, Texas
February 16, 1996

AMERICAN REPUBLIC REALTY FUND I
(A Wisconsin Limited Partnership)

COMBINED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- ---------------------------------------------------------------------------

ASSETS                                           1995       1994

INVESTMENTS IN REAL ESTATE AT COST (Note 2):
   Land                                     $1,822,718  $1,822,718
   Buildings, improvements and furniture
   and fixtures                             14,925,164  14,874,768
                                            ----------  ----------

                                            16,747,882  16,697,486

   Less accumulated depreciation            (7,793,822) (7,175,144)
                                            ----------- -----------

                                             8,954,060   9,522,342

CASH AND CASH EQUIVALENTS                       19,047     107,289

ESCROW DEPOSITS                                102,508     146,065

PREPAID EXPENSES                                23,596      19,759
                                             ---------   ---------
TOTAL                                        9,099,211   9,795,455
                                             =========   =========

LIABILITIES AND PARTNERS' DEFICIT

MORTGAGES AND NOTES PAYABLE (Note 2)        $7,998,325  $8,756,972

NOTES PAYABLE TO AFFILIATES (Note 3)         3,108,081   3,444,493

AMOUNTS DUE AFFILIATES (Note 3)              1,120,323     953,429

ACCOUNTS PAYABLE AND ACCRUED EXPENSES           54,262      65,107

SECURITY DEPOSITS                               51,418      56,540
                                             ---------  ----------
                                            12,332,409  13,276,541

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

PARTNERS' DEFICIT                           (3,233,198) (3,481,086)
                                            ----------  ----------

TOTAL                                        9,099,211   9,795,455
                                            ==========  ==========

See notes to combined financial statements.

AMERICAN REPUBLIC REALTY FUND I
(A Wisconsin Limited Partnership)

COMBINED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ----------------------------------------------------------------------------

                                       1995        1994       1993

INCOME:
   Rentals                          $2,360,596  $2,252,134  $2,149,977

   Interest                              6,541       4,613       3,645

   Gain on insurance settlement
(Note 7)                                                       117,700
   Other                                42,128      54,275      43,764
                                    ----------- ----------- -----------

           Total income              2,409,265   2,311,022   2,315,086


OPERATING EXPENSES:
   Interest                                                     49,691
   Interest expense on note payable
     to affiliates                     341,599     332,255     199,854
   General and administrative          370,427     347,264     361,134
   Maintenance and repairs             236,447     235,083     233,449
   Utilities                           194,785     192,033     191,466
   Real estate taxes                   232,144     212,317     176,916
   Advertising and marketing            36,839      42,586      41,412
   Depreciation and amortization       618,678     591,338     588,370
   Property management fee to
     affiliate (Note 3)                120,450     115,550     109,868
   Administrative service fee to
     general partner (Note 3)           10,008      10,017       9,854
                                    ----------- ----------- -----------
           Total operating expenses  2,161,377   2,078,443   1,962,014
                                    ----------- ----------- -----------
INCOME BEFORE EXTRAORDINARY ITEM       247,888     232,579     353,072


EXTRAORDINARY ITEM:
   Gain on forgiveness of debt
     (Notes 2 and 3)                                           450,808
                                    ----------- ----------- -----------
NET INCOME  (Note 5)                  $247,888    $232,579    $803,880
                                    =========== =========== ===========

NET INCOME PER LIMITED PARTNERSHIP
   UNIT:
   Income before extraordinary item     $22.31      $20.93      $31.78
   Gain on forgiveness of debt                                   40.57
                                    ----------- ----------- -----------

NET INCOME PER LIMITED PARTNERSHIP
UNIT                                    $22.31      $20.93      $72.35
                                    =========== =========== ===========
LIMITED PARTNERSHIP UNITS
OUTSTANDING                             11,000      11,000      11,000
                                    =========== =========== ===========

See notes to combined financial statements.

AMERICAN REPUBLIC REALTY FUND I
(A Wisconsin Limited Partnership)

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ----------------------------------------------------------------------------
                                     General     Limited
                                     Partner     Partners        Total

BALANCE, JANUARY 1, 1993            1,783,215   (4,558,064)  (2,774,849)

   General partner distribution    (1,742,696)               (1,742,696)

   Net income                           8,039      795,841      803,880
                                   -----------  -----------  -----------
BALANCE, DECEMBER 31, 1993             48,558   (3,762,223)  (3,713,665)

   Net income                           2,326      230,253      232,579
                                   -----------  -----------  -----------

BALANCE, DECEMBER 31, 1994             50,884   (3,531,970)  (3,481,086)

   Net income                           2,479      245,409      247,888
                                   -----------  -----------  -----------

BALANCE, DECEMBER 31, 1995             53,363   (3,286,561)  (3,233,198)
                                   ===========  ===========  ===========

See notes to combined financial statements.

AMERICAN REPUBLIC REALTY FUND I
(A Wisconsin Limited Partnership)

COMBINED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ----------------------------------------------------------------------------

                                        1995        1994        1993

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                         $247,888    $232,579    $803,880
   Adjustments to reconcile net
   income to cash provided by
   (used in) operations:
      Depreciation and amortization    618,678     591,338     588,370
      Gain on forgiveness of debt
        (Notes 2 and 3)                                       (543,922)
      Gain on insurance settlement
        (Note 7)                                              (117,700)
      Change in assets and liabilities:
         Escrow deposits                43,557      29,841      14,916
         Security deposits              (5,122)        (62)      3,199
         Accounts payable and accrued
           expenses                    (10,845)     (5,996)   (115,619)
         Prepaid expenses               (3,837)     (3,225)       (915)
                                    ----------  ----------  ----------
                                       642,431     611,896    (171,671)
                                    ----------  ----------  ----------
           Net cash provided by
             operating activities      890,319     844,475     632,209
                                     ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate          (50,396)    (51,611)    (55,116)
                                     ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Refund of escrow                                             48,136
   Payments on mortgages and notes
     payable                          (758,647)   (758,645)   (316,271)
   Payments on notes payable to
     affiliates                       (336,412)   (103,203)   (677,802)
   Payments on amounts due to
     affiliates                        166,894     162,868     316,158
                                     ----------  ----------  ----------
         Net cash used in
           financing activities       (928,165)   (698,980)   (629,779)

NET INCREASE (DECREASE) IN CASH        (88,242)     93,884     (52,686)

CASH, BEGINNING OF YEAR                107,289      13,405      66,091
                                     ----------  ----------  ----------
CASH, END OF YEAR                      $19,047    $107,289     $13,405
                                     ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

   Cash paid during the year for
     interest                           $330,968   $   -       $   -
                                       ==========  ==========  ==========
   Accrued expenses relieved in
     restructuring of debt (Note 2)    $   -       $   -        $214,427
                                       ==========  ==========  ==========
   Mortgages and notes payable
     relieved (Notes 2 and 3)          $   -       $   -        $329,495
                                       ==========  ==========  ==========

   Noncash distribution to general
     partner (Note 3)                  $   -       $   -      $1,742,696
                                       ==========  ==========  ==========

See notes to combined financial statements.

AMERICAN REPUBLIC REALTY FUND I
(A WISCONSIN LIMITED PARTNERSHIP)

NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
- ---------------------------------------------------------------------------

1. SUMMARY OF ACCOUNTING POLICIES

   General - American Republic Realty Fund I (the "Partnership"), a Wisconsin limited partnership, was formed on December 22, 1982, under the laws of the state of Wisconsin, for the purpose of acquiring, maintaining, developing, operating, and selling buildings and improvements. The Partnership operates rental apartments in Florida and Texas. The Partnership will be terminated by December 31, 2012, although this date can be extended if certain events occur. The general partner is Mr. Robert J. Werra.

   An aggregate of 20,000 units valued at $1,000 per unit is authorized of which 11,000 were outstanding for each of the three years ended December 31, 1995. Under the terms of the offering, no additional units will be offered.

   Allocation of Net Income (Loss) and Cash - Net income and net operating cash flow, as defined in the limited partnership agreement, are allocated first to the limited partners in an amount equal to a variable distribution preference on capital contributions from the first day of the month following their capital contribution and, thereafter, generally 10% to the general partner and 90% to the limited partners. Net loss is allocated 1% to the general partner and 99% to the limited partners.

   Net income from the sale of property is allocated first, to the extent there are cumulative net losses, 1% to the general partner and 99% to the limited partners; second, to the limited partners in an amount equal to their distribution preference; and, thereafter, 15% to the general partner and 85% to the limited partners.

   Cash proceeds from the sale of property or refinancing are allocated first to the limited partners to the extent of their capital contributions and their distribution preference and, thereafter, 15% to the general partner and 85% to the limited partners.

   Basis of Accounting - The Partnership maintains its books and prepares its income tax returns using the accrual income tax basis of accounting. Memo adjustments have been made in preparing the accompanying financial statements in accordance with generally accepted accounting principles (see
   Note 5). The financial statements include only those assets, liabilities and results of operations which relate to the business of the Partnership. The financial statements do not include any assets, liabilities, revenues or expenses attributable to the partners' individual activities.

   Property and Equipment - Buildings, improvements, and furniture and fixtures are depreciated for financial statement purposes using the straight-line method over the estimated useful lives of the assets, which are five years for improvements and furniture and fixtures and 25 years for buildings. The Partnership adopted Statement of Financial Accounting Standards ("SFAS")
   No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, Partnership management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a material effect on the financial statements of the Partnership.

   Income Taxes - No provision has been made for income taxes since these taxes are the personal responsibility of the individual partners. For tax purposes, the basis of the Partnership assets is $4,811,397 at December 31, 1995.

   Revenue Recognition - The Partnership has leased substantially all of its investments in real estate under operating leases for periods generally less than one year.

   Combination - The financial statements include the accounts of the Partnership and a wholly owned entity. All intercompany amounts have been eliminated.

   Cash and Cash Equivalents - For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

   Reclassifications - Certain previous-year balances have been reclassified to conform to current-year classifications.

2. MORTGAGES AND NOTES PAYABLE

   Mortgages and notes payable at December 31, 1995 and 1994, consist of the following:


                                              1995            1994

9.125% mortgage note, original face value
$4,300,000, payable in monthly principal
and interest payments of $36,454 through
February 1, 1998, at which time a lump-sum
payment of approximately $4,010,000 is
due.  The mortgage note is carried at a
value equal to total future cash outflows
for principal and interest, less total
payments made. All principal and interest
payments will directly reduce the carrying
value of the debt, and no interest expense
will be recognized over the life of the
note.  This mortgage note is secured by
real estate assets with a net book value
of approximately $5,628,000                     $5,009,017    $5,446,469


10.125% mortgage note, original face value
$2,750,000, payable in monthly principal
and interest payments of $26,766 through
July 1997, at which time a lump-sum payment
of approximately $2,473,000 is due.  The
mortgage note is carried at a value
equal to total future cash outflows for
principal and interest, less total payments
 made.  All principal and interest payments
will directly reduce the carrying value of
the debt, and no interest expense will be
recognized over the life of the note.
This mortgage note is secured by real
estate assets with a net book value of
approximately $3,326,000                      $2,989,308    $3,310,503
                                             ------------  ------------
                                              $7,998,325    $8,756,972
                                             ============  ============

During 1993, the Partnership repaid the $5,402,627 mortgage note which was in default at December 31, 1992, with proceeds received from a $4,300,000, 9.125% mortgage note and a $200,000, 7% surplus cash note, which was paid in full in August 1993. The Partnership has accounted for this transaction in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and accordingly, the carrying value of the 9.125% mortgage note was recorded at a value equal to total future cash payments for principal and interest. As the total amount of debt forgiven, including accrued interest, exceeded the total future cash payments on the 9.125% note, this excess was recorded as a gain on forgiveness (net of direct costs to refinance the debt instruments of $93,114) of $23,255. Accordingly, no interest expense will be recognized on the note through maturity. An additional $48,136 was recorded as a gain from a refund of escrow from this refinancing.

During 1992, the Partnership was in default on its former long-term obligations. Effective June 1992, the Partnership refinanced these former obligations. As part of its refinancing, the Partnership received the 10.125% mortgage note and a 9.0% surplus cash note. This transaction was also accounted for in accordance with SFAS No. 15, and accordingly, the carrying value of the 10.125% and 9.0% notes, was recorded at a value equal to total future cash payments for principal and interest. As the total amount of debt forgiven exceeded the total future cash payments on the 10.125% and 9.0% notes, this excess was recorded as a gain on forgiveness of debt (net of direct costs to refinance the debt instruments of $181,079) of $1,359,163 during 1992. Accordingly, no interest expense will be recognized on the notes through maturity. During 1993, the Partnership obtained an assignment for the 9% surplus cash note, face value of $350,000, for which the Partnership paid $120,000 and canceled the note. The excess of the carrying value at the time of cancellation was recorded as a gain on forgiveness of $379,417.

The mortgage notes payable are collateralized by their related investments in real estate.

The following sets forth the required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates.


1996                                               $   124,505
1997                                                 2,580,216
1998                                                 4,021,625
1999
2000
Thereafter                                           3,108,081


3. RELATED PARTY TRANSACTIONS

The partnership agreement specifies certain fees to be paid to the general partner or his designee. The following fees and reimbursement of Partnership administrative expenditures were earned by an affiliate of the general partner in 1995, 1994 and 1993:

                                       1995       1994       1993

Property management fee              $120,450   $115,550   $109,868
Administrative service fee             10,008     10,017      9,854

An affiliate of the general partner is to receive an ongoing property management fee generally payable at 5% of the Partnership's gross receipts.

The general partner holds a $1,300,000 promissory note of the Partnership. For each of the three years ended December 31, 1995, the note bore interest at a rate of 10% and was scheduled to mature on December 20, 1998.
Effective January 1, 1996, the note was refinanced to extend the maturity to June 30, 2001, and adjust the rate to prime plus 2%. No payments of principal and interest are required until maturity. At December 31, 1995 and 1994, the payable balance of $1,300,000 is included in notes payable to affiliates. Accrued interest of $857,750 and $727,750 at December 31, 1995 and 1994, respectively, is included in amounts due to affiliates. For each of the three years ended December 31, 1995, 1994 and 1993, interest expense incurred on the note was $130,000.

At December 31, 1995 and 1994, a $350,000 note was owed to an affiliate of the general partner. For each of the three years ended December 31, 1995, the note bore interest at a rate of 10% and was scheduled to mature on August 1, 1999. Effective January 1, 1996, the note was refinanced to extend the maturity to June 30, 2001, and adjust the rate to prime plus 2%. No payments of principal and interest are received until maturity. For each of the years ended December 31, 1995, 1994 and 1993, interest expense incurred on the note was $35,000. At December 31, 1995 and 1994, the payable balance of $350,000 is included in notes payable to affiliates. Accrued interest of $257,336 and $224,437 at December 31, 1995 and 1994, respectively, is included in amounts due to affiliates.

During 1991, a note payable to the general partner was forgiven due to the belief by the general partner the note could not be repaid by the
Partnership.   The terms of the agreement stated that interest would accrue at 2% above the prime rate with the amount advanced and all accrued and unpaid interest due June 30, 2001, or upon demand. As of October 1, 1993, the note was reinstated on the Partnership's financial statements at a face value of $1,742,696 and accrued interest of $52,321. The note was accounted for as a general partner distribution during 1993. At December 31, 1995, the payable balance of $1,269,494 is included in notes payable to affiliates. There is no accrued interest payable at December 31, 1995. For the years ended December 31, 1995 and 1994, interest expense incurred on the note was $157,429 and $152,268, respectively.

The general partner has made advances under a note agreement to the Partnership which bears interest at prime plus 2%. At December 31, 1995, the total advances under this note were $188,587. No payments of principal and interest are required until June 30, 2001, at which time total principal and accrued interest are due.

4. COMMITMENTS

The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lesser of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership, provided that the limited partners have received their original capital plus preferential interest, as defined.

5. RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

   If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principles ("GAAP"), the excess of expenses over revenues for 1995 would have been as follows:


Net income per accompanying financial statements       $247,888
Add - book basis depreciation and amortization
  expense using straight-line method                    618,678
Deduct - revenues and expenses recognized by GAAP       (76,485)
Deduct - income tax basis depreciation expense using
ACRS method                                            (731,218)
Deduct - difference in income tax basis interest
expense                                                (645,048)
                                                      ----------
Excess of expenses over revenues, accrual income tax
  basis                                               $(586,185)
                                                      =========


6. CONTINGENCIES

 As discussed in Note 2, the Partnership has significant lump-sum payments due in 1997 and 1998, and the Partnership is not generating sufficient cash flows to meet these obligations. Management believes it will be able to refinance these debt instruments; however, at this time, there is no assurance this refinancing will occur.

7. INSURANCE CLAIM SETTLEMENT

 At December 31, 1992, the Partnership was due a reimbursement from its insurance carrier of $125,000 as a result of a hail damage claim. This amount was included in other assets as of December 31, 1992, with a corresponding reduction in the carrying value of the affected property of $117,700, which is net of amounts expended to make needed repairs to the structure.

 During 1993, management evaluated the condition of the property and determined no further repairs were necessary. The excess amount of funds received of $117,700 was recorded as a gain.

8. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

 Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

 The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short-term receivables, accounts payable and other liabilities. Real estate and other assets consist of nonfinancial instruments, which are excluded from the scope of SFAS No. 107.

 Management has reviewed the carrying values of its mortgages and notes payable and its notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 1995.

 As of December 31, 1995, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                     ******

AMERICAN REPUBLIC REALTY FUND I
(A Wisconsin Limited Partnership)

Schedule III - Real Estate and Accumulated Depreciation
December 31, 1995
- ----------------------------------------------------------------------------
                                 Initial Cost
                                to Partnership
                       ---------------------------------
                                             Buildings       Total Cost
                        Encum-                  and         Subsequent to
Description            brances    Land      Improvements     Acquistion

26 two-story apartment
buildings of concrete
block construction
with stucco and cedar
exterior and gabled
roofs located in
Jacksonville, Florida    (b)    $583,300     $5,686,771      $106,704

37 two-story apartment
buildings of concrete
block construction
with brick veneer,
stucco and wood
siding exterior,
and composition,
shingled roofs located
in Bedford, Texas        (b)   1,239,718      8,679,421       452,268
                              -----------    -----------   -----------
                              $1,822,718    $14,366,192      $558,792
                              ===========    ===========   ===========

(Above schedule continues below)

        Gross Amounts at Which
       Carried at Close of Year
- ----------------------------------------
                 Buildings
                    and                       Accumulated       Date of
    Land        Improvements      Total       Depreciation     Construction
                                  (c)(d)          (c)
                                                               Phase I com-
                                                               plete at date
                                                               acquired;
                                                               Phase II com-
                                                               plete at date
   $583,000      $5,793,475      $6,376,475      $3,050,234    acquired



                                                               Complete at
 1,2392718       9,131,689      10,371,407       4,743,588     date acquired
- -----------    ------------    ------------    ------------
$1,822,718     $14,925,164     $16,747,882      $7,793,822
===========    ============    ============    ============


(Above schedule continues below)

                Life on Which
     Date        Depreciation
   Acquired      is Computed


   9/12/83           (a)


    5/1/84           (a)


  12/20/83           (a)


See notes to Schedule III.

AMERICAN REPUBLIC REALTY FUND I
(A WISCONSIN LIMITED PARTNERSHIP)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 1995
- ---------------------------------------------------------------------------

NOTES TO SCHEDULE III:

(a)See Note 1 to financial statements outlining depreciation methods and lives.

(b)See description of mortgages and notes payable in Note 2 to the financial statements.

(c)The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993, is as follows:



                                          Investments     Accumulated
                                         in Real Estate   Depreciation

BALANCE, JANUARY 1, 1993                   $16,473,059     $5,999,191

   Additions                                    55,116
   Insurance settlement (Note 7)               117,700
   Depreciation expense                                       584,615
                                          -------------   ------------
BALANCE, DECEMBER 31, 1993                  16,645,875      6,583,806

   Additions                                    51,611
   Depreciation expense                                       591,338
                                          -------------   ------------
BALANCE, DECEMBER 31, 1994                  16,697,486      7,175,144

   Additions                                    50,396
   Depreciation expense                                       618,678
                                          -------------   ------------
BALANCE, DECEMBER 31, 1995                 $16,747,882     $7,793,822
                                          =============   ============

(d)Aggregate cost for federal income tax purposes is $16,319,993.

    Item 9.   Disagreements on Accounting and Financial Disclosure

    The Registrant has not been involved in any disagreements on accounting and financial disclosure.


                               PART III

    Item 1O.  Directors and Executive Officer of the Partnership

          The Partnership itself has no officers or directors. Robert J. Werra is the General Partner of the Partnership.

    Robert J. Werra, 54, the General Partner, Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 198O, Mr.
Werra, along with three other   individuals, formed Amrecorp Inc. to
purchase the stock of Loewi Real Estate Inc., and Loewi Realty.  In
1991   Univesco, Inc. became the management agent for the Partnership.
Limited Partners have no right to participate in management of the Partnership.

    Item 11.  Management Remuneration and Transactions

    As stated above, the Partnership has no officers or directors.
Pursuant to the terms of the Limited    Partnership Agreement, the
General Partner receives 1% of Partnership income and loss and up to
15% of Net     Proceeds received from sale or refinancing of
Partnership properties (after return of Limited Partner capital contributions and payment of a 6% Current Distribution Preference thereon).

          Univesco, Inc., an affiliate of the General Partner, is entitled to receive a management fee with respect to properties actually managed of 5% of the actual gross receipts from a property or an amount competitive in price or terms for comparable services available from non-affiliated persons. The Partnership is also permitted to engage in various transactions involving affiliates of the General Partner as described under the caption "Compensation and Fees" at pages 6-8, "Management" at page 17 and "Allocation of Net Income and Losses and
Cash      Distributions" at pages 34-36 of the Prospectus as
supplemented, incorporated in the Form S-11 Registration    Statement
which was filed with the Securities and Exchange Commission and made effective on May 2, 1983.

          For the Fiscal year ended December 31, 1995, 1994 and 1993, property management fees earned totalled $120,450, $115,550 and $109,868, respectively. An additional administration service fee was paid to the general partner of $10,008, $10,017 and $9,854 for the years ended December 31, 1995, 1994 and 1993 respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management


    (a) No one owns of record, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.


    (b) By virtue of its organization as a limited partnership, the
Partnership has no officers or directors.    Persons performing
functions similar to those of officers and directors of the
Partnership, beneficially own, the      following Units of the
Partnership as of March 1, 1996.

                                     Amount and Nature
      Title          Name of           of Beneficial       Percent
     of Class    Beneficial Owner         Ownership       of Interest
    ----------  ------------------  -------------------  -------------
    Limited       Robert J. Werra            272            2.47%
    Partnership
    Interests

No Selling Commissions were paid in connection with the purchase of these Units.


    (c) There is no arrangement, known to the Partnership, which may, at a subsequent date, result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

    None other than discussed in Item 11 and notes 3 to the financial statements at Item 8 elsewhere in this 10-K.

                             PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (A)  1.  See accompanying Financial Statements Index

          2. Additional financial information required to be furnished:

     Schedule III - Real Estate and Accumulate Depreciation.
          3.  Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 1995.

               None.

     (C)  Exhibits

          3. Certificate of Limited Partnership, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          4. Limited Partnership Agreement, incorporated by reference to Registration Statement No. 0-11578 effective May 2,
          1983.

          9.   Not Applicable

          1O.  Not Applicable

          11.  Not Applicable

          12.  Not Applicable

          13. Reports to security holders, incorporated by reference from Registrant's Quarterly Reports on Form
          1O-Q, dated September 3O, 1995.

          18.  Not Applicable

          19.  Not Applicable

          22.  Not Applicable

          23.  Not Applicable

          24.  Not Applicable

          25. Power of Attorney, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          28.  None

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   AMERICAN REPUBLIC REALTY FUND I

                   ROBERT J. WERRA, GENERAL PARTNER



                             /s/  Robert J. Werra
                            ------------------------



    April 10, 1996
   ----------------