Form 10-Q
period 1996-03-31
AMERICAN REPUBLIC REALTY FUND I
filed 1996-05-14
CIK 711512

             SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For Quarter Ended March 31, 1996   Commission file number 0-11578

               AMERICAN REPUBLIC REALTY FUND I

   (Exact name of registrant as specified in its charter)

            WISCONSIN                   39-1421936
 (State or other jurisdiction of      (IRS Employer
  incorporation or organization       Identification
                                         Number)

                6210 Campbell Road Suite 140
                     Dallas, Texas  75248

          (Address of principal executive offices)


Registrant's telephone number, including area code:  (214) 380-8000.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes:  Y        No:


             REGISTRANT IS A LIMITED PARTNERSHIP

                      TABLE OF CONTENTS




Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:


Consolidated Balance Sheet as of March  31,  1996
and December 31, 1995                              Page 3

Consolidated Statements of Operations for the
Three Months Ended March 31, 1996 and 1995         Page 4

Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 1996 and 1995         Page  5

Notes to Consolidated Financial Statement          Page  6


Item 2.  Results of Operations and Management's
Discussion and Analysis of Financial Condition     Page 7

Liquidity and Capital Resources                    Page 8

Other Information                                  Page 9

Signatures                                         Page 10

The statements, insofar as they relate to the period subsequent to December 31, 1995, are Unaudited.

PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


               AMERICAN REPUBLIC REALTY FUND I
            Condensed Consolidated Balance Sheets

                                          March  31,    December 31,
                                             1996           1995
                                           (Unaudited)
ASSETS
Real Estate assets, at cost                 $1,822,718     $1,822,718
Land                                        14,925,164     14,925,164
Buildings and improvements                  16,747,882     16,747,882
    Less: Accumulated depreciation         (7,948,822)    (7,793,822)
Real Estate, net                             8,799,060      8,954,060

Cash including cash investments                 36,280         19,047
Escrow deposits                                192,412        102,508
Prepaid Expenses                                13,314         23,596
Other assets                                     8,000              0

               TOTAL ASSETS                 $9,049,066     $9,099,211


   LIABILITIES AND PARTNERS' EQUITY:

LIABILITES
Mortgage and notes payable                  $7,798,774     $7,998,325
Note Payable toaffiliates                    2,982,525      3,108,081
Amounts due affiliates                       1,153,585      1,120,323
Real estate taxes payable                       46,900              0
Security deposits                               51,151         51,418
Accounts payable & accrued expenses            155,443         54,262

Total liabilities                           12,188,378     12,332,409
PARTNERS CAPITAL  (DEFICIT)
Limited Partners                           (3,193,614)    (3,286,561)
General  Partner                                54,302         53,363

Total Partners Capital (Deficit)           (3,139,312)    (3,233,198)

TOTAL  LIABILITES  AND PARTNER DEFICIT      $9,049,066     $9,099,211

  See notes to Condensed Consolidated Financial Statements

               AMERICAN REPUBLIC REALTY FUND I
       Condensed Consolidated Statement of Operations
                         (Unaudited)

                               Three Months
                                   Ended
                                 March 31,
REVENUES                           1996            1995

Rental income                        $595,630      $580,264
Other property                          6,687        11,413
Total revenues                        602,317       591,677

EXPENSES
Salaries & wages                       62,823        59,133
Maintenance & repairs                  34,239        31,714
Utilities                              44,591        41,358
Real estate taxes                      60,900        45,300
General administrative                 20,443        20,255
Contract services                      20,214        24,020
Insurance                              11,321        11,684
Interest                               68,480        81,341
Depreciation and amortization         155,000       150,000
Property management fees (a)           30,420        29,582
Total expenses                        508,431       494,387

NET INCOME (LOSS)                     $93,886       $97,290


NET INCOME PER UNITS                    $8.54         $8.84


  See Notes to Condensed Consolidated Financial Statements

               AMERICAN REPUBLIC REALTY FUND I

       Condensed Consolidated Statement of Cash Flows

                                                Three Months Ended
                                                      March 31,
                                                  1996        1995

CASH FLOWS FROM OPERATING ACITIVTY
Net income (loss)                                  $93,886     $97,290
Adjustments to reconcile net income (loss) to
net cash
provided by operating activities:
Depreciation and amortization                      155,000     150,000
Net Effect of changes in operating accounts
Escrow deposits                                   (89,904)    (96,942)
Prepaid expenses                                    10,282      13,291
Accrued real estate taxes                           46,900      43,972
Security deposits                                    (267)         365
Accounts payable                                   101,181      76,829
Other assets                                       (8,000)     (8,000)
Net cash provided by (used for) operating          309,078     276,805
activities

CASH FLOWS FROM INVESTING ACTIVITES
Repayment of mortgage notes payable              (199,551)   (217,724)
Repayment of notes payable to affiliates         (125,556)
Proceeds from amounts due affiliates                33,262      41,862
Repayment of amounts due affiliates                           (43,245)
Net cash used for investing activities           (291,845)   (219,107)

NET INCREASE (DECREASE) IN CASH AND CASH            17,233      57,698
EQUVILENTS
CASH AND CASH EQUIVELNTS, BEGINNING OF PERIOD       19,047     107,289

CASH AND CASH EQUIVELNTS, END OF PERIOD            $36,280    $164,987


  See Notes to Condensed Consolidated Financial Statements


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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

At March 31, 1996 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 90.25% for the first three months of 1996, as compared to 93.35% for the first three months of 1995.

Revenue from property operations increased $10,640, or 1.80%, for the first quarter of 1996, as compared to the 1995 first quarter. The decrease in other income of $4,726 or 41.41% is primarily due to a reduction in late and returned check charges from the prior year. The following table illustrates the components:

                    Increase
                   (Decrease)

Rental income           15,366
Other property         (4,726)
                        10,640


Property operating expenses increased $14,044, or 2.84%, for the first quarter of 1996, as compared to the same period in 1995, primarily due to increases in real estate tax expense, offset by decreases in interest expense and contract service expense.

     The increase in real estate taxes of $15,600 or 34.44% is due to increases in property valuation and anticipated increases in property tax rates.
     Interest expenses declined by $12,681 or 15.81% as a result of normal amortization of the self-amortizing mortgage debt.
     Contract service expense was reduced by $3,806 or 15.85% primarily by utilizing vendors offering a more competitive price.
     The following table illustrates the components by category:

                                      Increase
                                     (Decrease)

Salaries & wages                            3,690
Maintenance & repairs                       2,525
Utilities                                   3,233
Real estate taxes                          15,600
General administrative                        188
Contract services                         (3,806)
Insurance                                   (363)
Interest                                 (12,861)
Depreciation and amortization               5,000
Property management fees (a)                  838
Net Increase (Decrease)                    14,044

LIQUIDITY AND CAPITAL RESOURCES


     While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this assets should be considered for disposal. At this time, there is no plan to dispose of either Property.

As of March 31, 1996, the Partnership had $36,280 in cash and cash equivalents as compared to $19,047 as of December 31, 1995. The net increase in cash of $17,233 is principally due to positive cash flow from operations and decrees in accounts payable offset by repayments on mortgages and notes payable.

The properties are encumbered by two non-recourse mortgage notes as of December 31, 1995. These mortgages payable have a carrying value of $7,998,325 at December 31, 1995. The mortgage notes were entered into during 1993 and 1992 to refinance certain mortgage notes which were in default. The Partnership accounted for these transactions as troubled debt restructuring, and accordingly, are being carried at the total future cash outflows for principal and interest. Accordingly, no interest expense was or will be recorded on these notes.

Additionally, the general partner has provided funding to the Partnership in the form of notes payable with balances at December 31, 1995 totaling $3,108,081 which accrue interest at prime plus 2% and are due on June 30, 2001, or upon demand. Additional funds have been provided by the general partner in the form of advances which totaled $1,120,323 at December 31, 1995. The general partner is not obligated to provide additional funding to the Partnership.

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

                         Other Information


Item 1.             Legal Proceedings

Item 2.             Changes in Securities
                     None

Item 3.             Defaults Upon Senior Securities
                    None

Item 4.             Submission of Matters to a Vote of
                    Security Holders
                    None

Item 5.             Other Information
                    None

Item 6.             Exhibit and Reports on Form 8-K
                    (A)The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:


Exhibit Designation                Document Description

     2 Certificate of Limited partnership, as amended, incorporated by reference to Registration Statement No.2-81074 effective May 2, 1983.

                                   Limited Partnership  Agreement,
                                   incorporated by reference to Registration
                                   Statement No.2- 81074 effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25 Power of Attorney,incorporated by reference to Registration Statement No. 2-81074 effective May 2, 1983.

     28                            None

    (B)  Reports on Form 8-K for the quarter ended March 31, 1996.

     1                             None

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AMERICAN REPUBLIC REALTY FUND I
                         a Wisconsin limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     April 9, 1996