Form 10-Q
period 1996-06-30
AMERICAN REPUBLIC REALTY FUND I
filed 1996-08-12
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For Quarter Ended June 30, 1996 Commission file number 0-11578

                             AMRECORP REALTY FUND I

             (Exact name of registrant as specified in its charter)

              WISCONSIN                                 39-1421936
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                Identification Number)


                           6210 Campbell Road Suite 140
                               Dallas, Texas  75248

                      (Address of principal executive offices)


       Registrant's telephone number, including area code:  (214) 380-8000.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes:  Y                                 No:
                    ---------                               ---------

                         REGISTRANT IS A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:

        Consolidated Balance Sheet as of  June 30, 1996 and
        December 31, 1995.................................................3

	Consolidated Statements of Operations for the Three and Six
        Months Ended June 30, 1996 and 1995...............................4

	Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 1996 and 1995............................................5

        Notes to Consolidated Financial Statement.........................6


Item 2. Results of Operations and Management's Discussion and Analysis of
        Financial Condition...............................................7

        Liquidity and Capital Resources...................................8

        Other Information.................................................9

        Signatures........................................................10




The statements, insofar as they relate to the period subsequent to December 31, 1995, are Unaudited.

PART 1.   FINANCIAL INFORMATION

Item 1.     Financial Statements

                        AMERICAN REPUBLIC REALTY FUND I
                      Condensed Consolidated Balance Sheets

                                                  June 30        December 31
                                                   1996              1995
                                                (Unaudited)
ASSETS

Real Estate assets, at cost
Land                                           $ 1,822,718       $ 1,822,718
Buildings and improvements                      14,925,164        14,925,164
                                              ------------      ------------
                                                16,747,882        16,747,882
Less: Accumulated depreciation                 (8,103,822)       (7,793,822)
                                              ------------      ------------
Real Estate, net                                 8,644,060         8,954,060


Cash including cash investments                     16,597            19,047
Escrow deposits                                    236,212           102,508
Prepaid Expenses                                    50,257            23,596
Other assets                                        24,756                 0
                                              ------------      ------------
    TOTAL ASSETS                               $ 8,971,882       $ 9,099,211
                                              ============      ============


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES

Mortgage and notes payable                     $ 7,620,911       $ 7,998,325
Notes Payable to Affiliates                      3,018,483         3,108,081
Amounts Due Affiliates                           1,178,061         1,120,323
Real estate taxes payable                          107,800                 0
Security deposits                                   55,118            51,418
Accounts payable & accrued expenses                109,821            54,262
                                              ------------      ------------
Total liabilities                               12,090,194        12,332,409
                                              ------------      ------------
Partners Capital (Deficit)
Limited Partners                               (3,172,824)       (3,286,561)
General  Partner                                    54,512            53,363
                                              ------------      ------------
Total Partners Capital (Deficit)               (3,118,312)       (3,233,198)
                                              ------------      ------------

Total Liability and Partners Equity            $ 8,971,882       $ 9,099,211
                                              ============       ===========


            See notes to Condensed Consolidated Financial Statements

                         AMERICAN REPUBLIC REALTY FUND I
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)


                             Three Months Ended              Six Months Ended
                                  June                            June 30
                             ------------------              ----------------
                             1996          1995              1996        1995
                             ----          ----              ----        ----
REVENUES

Rental income           $ 581,766     $ 595,630     $ 1,177,098   $ 1,162,060
Other property             11,269         6,687          17,960        26,870
                        ---------     ---------     -----------   -----------
    Total revenues        593,035       602,317       1,195,058     1,188,930

EXPENSES

Salaries & wages           75,639        62,823         138,462       129,938
Maintenance & repair       74,980        34,239         109,220        76,135
Utilities                  48,000        44,591          92,590        93,146
Real estate taxes          60,900        60,900         121,800       101,040
General administratie      21,895        20,443          42,369        42,469
Contract services          27,020        20,214          47,234        47,152
Insurance                  11,543        11,321          22,864        22,796
Interest                   67,370        68,480         135,850       159,880
Depreciation and
    amortization          155,000       155,000         310,000       300,000
Property management fees   29,688        30,420          59,783        59,439
                         --------     ---------     -----------   -----------
    Total expenses        572,035       508,431       1,080,172     1,031,995
                         --------     ---------     -----------   -----------

NET INCOME (LOSS)       $  21,000    $   93,886     $   114,886   $   156,935
                        =========    ==========     ===========   ===========

NET INCOME PER SHARE    $    1.91    $     8.54     $     10.44   $     14.27


             See Notes to Condensed Consolidated Financial Statements

                          AMERICAN REPUBLIC REALTY FUND I

                   Condensed Consolidated Statement of Cash Flows


                                                           Six Months Ended
                                                                June 30
                                                         -------------------
                                                         1996         1995
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                     $  114,886   $  156,935
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
        Depreciation and amortization                    310,000      300,000
        Net Effect of changes in operating accounts
                Escrow deposits                        (133,704)     (98,782)
                Prepaid Expenses                        (26,661)     (26,933)
                Accrued Real Estate Taxes                107,800       99,712
                Security deposits                          3,700      (3,066)
                Accounts Payable                          55,559       77,591
                Other assets                            (24,756)      (8,000)
                                                      ----------   ----------
                Net cash used by operating activities    406,824      497,457
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Repayment of mortgage notes payable            (377,414)    (426,461)
        Repayment of Notes payable to affiliate         (89,598)       41,862
        Repayment of other amounts due affiliates         57,738    (167,996)
                                                      ----------   ----------
            Net cash provided by investing activities  (409,274)    (552,595)
                                                      ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (2,450)     (55,138)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            19,047      107,289
                                                      ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $  16,597    $   52,151
                                                      =========    ==========


             See Notes to Condensed Consolidated Financial Statements

Basis of Presentation:
- ----------------------

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regula-tions, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995
- ---------------------------------------------------

Revenue from property operations decreased $ 4,282, or 0.71%, for the second quarter of 1996, as compared to the 1995 second quarter. Rental income decreased by $ 13,864 or 2.33% due to decreases in occupancy. Other income decreased by $ 4,188 or 27.09% due primarily to increase in application fees and damage charges. The following table illustrates the components:

                                Increase
                               (Decrease)
                            ----------------

Rental income                       (30)
Other property                   (4,188)
                            ----------------
Total                            (4,218)
                            ================


Property operating expenses increased $ 34,427, or 6.4%, for the second quarter of 1996, as compared to the same period in 1995, primarily due to increases in salaries and wages, maintenance and repairs and contract services.

* Maintenance and repairs increased by $ 30,558, or 68.79% primarily due to exterior painting.

* Contract services expense increased by $ 3,888, or 16.81% for interior building repairs

* Interest expense decreased by $ 11,169 or 14.22% as a result of normal amortization of the self-amortizing mortgage debt.

The following table illustrates the components by category:

                                Increase
                               (Decrease)
                            ----------------

Salaries & wages                   4,754
Maintenance & repairs             30,558
Utilities                        (3,788)
Real estate taxes                  5,160
General administrative             (239)
Contract services                  3,888
Insurance                            431
Interest                        (11,169)
Depreciation and amortization      5,000
Property management fees           (168)
                            ----------------
Net Increase (Decrease)        $  34,427

SIX MONTHS ENDED JUNE 1996 COMPARED TO SIX MONTHS ENDED JUNE 1995


Revenue from property operations increased $ 6,128 or 0.52%, for the first Six months of 1996, as compared to the first Six months of 1995. The follow-ing tables illustrates the components:


                                Increase
                               (Decrease)
                            ----------------

Rental income                    15,038
Other property                  (8,910)
                            ----------------
Net Increase (Decrease)           6,128
                            ================


Property operating expenses increased $ 48,177, or 4.67%, for the first Six months of 1996, as compared to the same period in 1995, primarily due to increases in maintenance and repairs, and real estate taxes.

* Maintenance and repairs increased by $ 33,085 or 43.46%, primarily due to the increase in contract cleaning (house-keeping) on the properties.

* Real estate taxes increased by $ 20,760, or 20.55%, as a result of property valuation and anticipated increases in property tax rates.

* Interest expense decreased by 4 24,030, or 15.03%, as a result of normal amortization of the self-amortizing mortgage debt.

The following table illustrates the components by category:

                                Increase
                               (Decrease)
                            ----------------

Salaries & wages                   8,524
Maintenance & repairs             33,085
Utilities                          (556)
Real estate taxes                 20,760
General administrative             (100)
Contract services                     82
Insurance                             68
Interest                        (24,030)
Depreciation and amortization     10,000
Property management fees             344
                            ----------------
Net Increase (Decrease)         $ 48,177
                            ================




LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

        In February, 1991, Amrecorp Realty Inc., resigned as the Managing General Partner of the Partnership. As was communicated to all limited partners, this step was taken in order to minimize any effect that Amrecorp's financial difficulties might have on the partnership. Management of the Partnership's assets is performed by Univesco, Inc., a Texas corporation, Robert J. Werra, President.

        During the third quarter of 1992, the partnership was able to secure a new mortgage on Four Winds apartments in Orange Park, Florida. The partnership secured a $2,750,000, 10.125% five year mortgage with New South Federal Savings Bank. Under an agreement with First Union (formerly Southeast Bank for Savings) American Republic Realty Fund I paid $2,670,000 in cash and executed a promissory note in the amount of $350,000 in full satisfaction of the debt owed to First Union. As an inducement for New South Federal Savings Bank making the loan the General Partner guaranteed 35% of the new loan. In addition, this agreement terminates all litigation with First Union. In order to accomplish the closing of the loan on Four Winds it was necessary to transfer the Forestwood Apartments to another entity known as Spencer Road, Ltd. Upon limited partner approval this transfer took place just prior to the closing of Four Winds loan.

        During the first quarter of 1993, the partnership was able to secure a new mortgage on Forestwood Apartments in Bedford, Texas. The partnership secured a $4,300,000, 9.125%, five year mortgage with Collateral Mortgage, Ltd. Under the agreement American Republic Realty Fund I paid $4,300,000 and gave a $200,000 promissory note to Lincolnshire Associates in full satisfac-tion of its previous mortgagee obligation. Lincolnshire Associates was paid if full during 1993.

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

Item 3.              Defaults Upon Senior Securities
                     None

Item 4.              Submission of Matters to a Vote of Security Holders
                     None

Item 5.              Other Information
                     None

Item 6.              Exhibit and Reports on Form 8-K
                     (A)The following documents are filed herewith or incorporated herein by reference as indicated as
                     Exhibits:


Exhibit Designation                            Document Description
- -------------------                            --------------------

        2 Certificate of Limited partner-ship, as amended, incorporated by reference to Registration
                                               Statement No.2-81074 effective
                                               May 2, 1983.

                                               Limited Partnership Agreement,
                                               incorporated by reference to
                                               Registration Statement
                                               No.2-81074 effective May 2,1983.


        11                                     Not Applicable
        15                                     Not Applicable
        18                                     Not Applicable
        19                                     Not Applicable
        20                                     Not Applicable
        23                                     Not Applicable
        24                                     Not Applicable

        25                                     Power of Attorney, incorporated
                                               by reference to Registration
                                               Statement No. 2-81074 effective
                                               May 2, 1983.

        28                                     None

(B)  Reports on Form 8-K for the quarter ended September 30, 1995.

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


                                 AMERICAN REPUBLIC REALTY FUND I
                                 a Wisconsin limited partnership



                                 By:     /s/ Robert J. Werra
                                         -------------------
                                         Robert J. Werra,
                                         General Partner





Date:   August 7, 1996
        --------------