Form 10-K
period 1996-12-31
AMERICAN REPUBLIC REALTY FUND I
filed 1997-04-25
CIK 711512

SECURITIES AND EXCHANGE COMMISSION
                      Washington D. C.  20549
                             FORM 10-K
                           ANNUAL REPORT

    Pursuant to Section 13 or 15(d) of the Securities Exchange
                            Act of 1934
            For the Fiscal year ended December 31, 1996
                    Commission file number 0-11578

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934                                           (No Fee Required)

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934                         (No Fee Required)

                  AMERICAN REPUBLIC REALTY FUND I
                  ---------------------------------
         (Exact name of registrant as specified in its charter)

       Wisconsin                                        39-1421936
       ---------                                        ----------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                      Identification  Number)

   6210 Campbell Road, Suite 140, Dallas, Texas           75248
   --------------------------------------------           -----
   (Address of Principal Executive Offices)             (Zip Code)
Registrant's Telephone Number, Including area code     (972) 380-8000

    Securities registered pursuant to Section 12(b) of the Act:

                                         Name of Each Exchange
 Title of Each Class                          on which Registered
         None                                    None

      Securities registered pursuant to Section 12 (g) of the Act:

                   Limited Partnership Interests
                   -----------------------------
                         (Title of Class)
                         ----------------

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X .    No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of Registrant's knowledge in definitive proxy on information to statements incorporated by reference in
Part III of the Form 10-K or any amendment to this Form 10-K.

                Documents Incorporated by Reference
                -----------------------------------

The Definitive Prospectus of American Republic Realty Fund I dated May 2, 1983 filed pursuant to Rule 424(b) is incorporated by reference as is the Supplement to that Prospectus filed pursuant to Rule 424(b) on May 25,1984.

                              PART I

Item 1.  Business
------------------

    The Registrant, American Republic Realty Fund I, (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated December 22, 1982. As of December 31, 1996, the Partnership consisted of an individual general partner, Mr. Robert J. Werra, (the "General Partner") and 929 limited partners owning 11,OOO limited partnership interests at $1,OOO per interest. The distribution of limited partnership interests commenced May 2, 1983 and ended April 17, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #0-11578) as amended.

    The Partnership was organized to acquire a diversified portfolio of income-producing real properties, primarily apartments, as well as office buildings, industrial buildings, and other similar properties.

    During 1983 and 1984, the Partnership acquired four properties:
Kenwood Gardens Apartments, a 1O4 unit apartment community located in
Fort Myers, Florida (acquired on September 1, 1983, subsequently disposed of by sale during 1988), Jupiter Plaza Office/Showroom, a 131,44O rentable square foot commercial building located in Garland, Texas (acquired on September 29, 1983, subsequently disposed of in foreclosure during 1988), Four Winds Apartments, a 154 unit apartment community located in Orange Park, Florida (Phase I acquired September 12, 1983 and Phase II acquired
May 1, 1984) and Forestwood Apartments (formerly Oak Creek) a 263 unit apartment community located in Bedford, Texas (acquired December 2O, 1983). No additional properties were purchased by the Partnership and the Partnership will not acquire additional properties in the future. The properties remaining are described more fully in this report at
"Item 2. Properties".
---------------------

    Univesco, Inc.("Univesco"), a Texas corporation, eighty four percent owned by Robert J. Werra manages the affairs of the Partnership. Univesco acts as the managing agent with respect to the Partnership's properties. Univesco may also engage other on-site property managers and other agents to the extent the management considers appropriate. The General Partner has ultimate authority regarding property management decisions.

    The Partnership competes in the residential rental markets. Univesco prepares marketing analyses for all property areas. These areas contain other like properties which are considered competitive on the basis of location, amenities and rental rates. It is realistic to assume that additional properties similar to the foregoing will be constructed within their various market areas.

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

    The Partnership is engaged solely in the business of real estate investments. Its business is believed by management to fall entirely within a single industry segment. Management does not anticipate that there will be any material seasonal effects upon the operation of the Partnership

Competition and Other Factors
-----------------------------

    The majority of the Properties' leases are six to twelve month terms. Accordingly, operating income is highly susceptible to changing market conditions. Occupancy and local market rents are driven by general market conditions which include job creation, new construction of single and multi-family projects, and demolition and other reduction in net supply of apartment units.

    Rents have generally been increasing in recent years due to the generally positive relationship between apartment unit supply and demand in the Partnership's markets. However, the properties are subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses and capitalized expenditures have increased as units are updated and made more competitive in the market place. (See Item 7 Management's Discussion and Analysis of Financial
Condition and Results of Operations.)


Item 2.  Properties
-------------------

    At December 31, 1996 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities.

Name and Location                 General Description of the Property
-----------------                 -----------------------------------
Forestwood  Apartments          A fee simple interest in a 263 unit apartment
                                community located in Bedford Texas,
                                purchased in 1983 containing 244,407 net rentable square feet on approximately 14 acres of land.

Four Winds Apartments Phase I  A fee simple interest in an 100 unit community, located in Orange Park Florida, purchased in 1983,containing approximately 110,716 net rentable square feet on 10 acres of land.

Four Winds Apartments Phase II A fee simple interest in a 54 unit apartment community located in Orange Park Florida, adjacent to four Winds Apartments I, purchased in 1984 and containing approximately 61,500 net rentable square feet on 3.73 acres of land.


                          Occupancy Rates
                          ---------------
                              Per Cent
                              --------

                      1992    1993    1994      1995     1996
Four Winds I & II     92.20%  91.40%  93.10%    93.60%   93.3%
Forestwood            87.50%  96.90%  96.90%    97.80%   96.6%


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

Item 3.  Legal Proceedings
--------------------------

    None.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------


    No matters were submitted to a vote of the unit holders of the Partnership during the fourth quarter of 1996.


                              PART II

Item 5.Market for the Partnership's Securities and Related Unit Holder Matters
------------------------------------------------------------------------------


  The Partnership's outstanding securities are in the form of Limited Partnership Interests ("Interests"). The distribution period for the sale of the Interests began May 2, 1983,and closed April 17, 1984. As of December 31, 1996 there were approximately 929 limited partners owning 11,000 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

  The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis, however, no such distributions have been made and none are anticipated in the immediate future due to the debt service requirements of the Partnership.

  An analysis of taxable income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:

YEARS  INCOME   GAIN   LOSS   CASH DISTRIBUTED
----------------------------------------------
1984       $0              $0      $342   $0
1985       $0              $0      $291   $0
1986       $0              $0      $271   $0
1987       $0              $0      $279   &0
1988       $0             $43       $63   $0
1989       $0             $38      $127   $0
1990       $0              $0      $126   $0
1991       $0              $0      $122   $0
1992     $121              $0        $0   $0
1993       $2          $1,071        $0   $0
1994      $17              $0        $0   $0
1995       $0     (a)      $0        $0   $0
1996      $45              $0        $0   $0

(a) For Federal Income Tax purposes only income was reallocated in accordance with 704(b) and the regulations promulgated thereunder of the Internal Revenue code of 1986 as amended.

Item 6:   Selected Financial Data
---------------------------------

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


                         Year Ended December 31.
                    (in thousands except unit amounts)

                                   1996     1995     1994     1993     1992
                                   ----     ----     ----     ----     ----

Limited Partner Units Outstanding  11,000  11,000   11,000    11,000   11,000
                                   ------  ------   ------    ------   ------

Statement of Operations
  Total Revenues                   $2,458  $2,409   $2,311    2,315    $1,986
  Net Income (Loss) before
   extraordinary items                258     248      233      353      (728)
  Extraordinary Item-gain on
   extinguishment of debt               0       0        0      451     1,359
  Net Income (Loss)                   258     248      233      804       631
  Limited Partner Net Income
  (Loss) per Unit                      23      22       21       72        57
  Cash Distributions to Limited
   Partners per Unit                    0       0        0        0         0


Balance Sheet:
  Real Estate, net                   8,420   8,954    9,522   10,062    10,473
  Total Assets                       8,645   9,099    9,795   10,268    10,746
  Mortgages Payable                  7,240   7,998    8,757    9,516     9,832
  Notes Payable to Affiliate         2,935   3,108    3,444    3,392     1,650
  Partner's Equity (Deficit)       (2,975) (3,233)  (3,481)  (3,713)   (2,775)

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
---------------------------------------------------------------------------
This discussion should be read in conjunction with Item 6- Selected Financial Data and Item 8 - Financial Statements and Supplemental Information .

Results of Operations: 1996 VERSUS 1995 -

Revenue from Property Operations increased $49,187 or 2.04% as compared to 1995. This increase is primarily attributed to a $59,184 increase in rental revenues which was principally due to an increase in rents partially offset by a slight decrease in average occupancy. Interest income decreased $2,464 due to a decrease in available funds for investment during 1996. The decrease in other operating revenues of $7,533 were principally caused by a decrease in fees from tenants and vending revenues. The following table illustrates the increases or (decreases):

                             Increase
                            (Decrease)
                            ----------

Rental income                $59,184
Interest                      (2,464)
Other                         (7,533)
                              -------
Net Increase (Decrease)      $49,187
                              =======

Property operating expenses for 1996 increased $39,127 or 1.81% Interest expense decreased due primarily to reduction in long term debt as a result of normal amortization of the loan balance. The increase in Real Estate taxes is due to increases in valuation of properties and increases in property tax rates. General and administrative expenses increased due primarily to incresaed professional fees and payroll expenses. Maintenance and repairs increased 65,596 or 27.74% due primarily to exterior painting, parking lot and roof repairs. Property management fees ar paid to an affiliated enitiy and represent approximately 5% of gross revenues (see note 3 to Consolidated Financial Statements and Schedule Index contained in item 8.) The following table illustrates the increases or (decreases):

                                  Increase
                                 (Decrease)
                                 ----------

Interest Expense on N/P          $(38,896)
General administrative             12,775
Maintenance & repairs              65,596
Utilities                         (12,813)
Real estate taxes                  22,387
Advertising and Marketing           2,514
Depreciation and amortization     (14,865)
Property management fees            2,429
Administrative Service Fee              0
                                  --------
Net Increase (Decrease)           $39,127
                                  ========

Results of Operations: 1995 VERSUS 1994 -

Revenue from Property Operations increased $98,243 or 4.25% as compared to 1994. This increase is primarily attributed to a $108,462 increase in rental revenues which was principally due to an increase in rents and occupancy resulting from improvements in the apartment rental markets. Additionally, interest income increased $1,901 due to an increase in available funds during 1995. These increases were offset by a $12,147 decrease in other operating revenues, principally caused by a decrease in fees from tenants and vending revenues The following table illustrates the increases or (decreases):

                                  Increase
                                 (Decrease)
                                 ----------

Rental income                     $108,462
Interest                             1,928
Other                              (12,147)
                                 -----------
Net Increase (Decrease)            $98,243
                                =============

Property operating expenses for 1995 increased $82,934 or 3.99% Interest expense increases were primarily the result of advances to the Partnership by related parties. The increase in Real Estate taxes is due to increases in valuation of properties and anticipated increases in property tax rates. General and administrative expenses increased due primarily to higher legal and accounting fees in 1995 relating to debt restructuring in that year. increased professional fees and payroll expenses. Depreciation and Amortization increased due primarily to property additions. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note 3 to Consolidated Financial Statements and
Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                                   Increase
                                  (Decrease)
                                  ----------

Interest Expense on N/P              $9,344
General administrative               23,163
Maintenance & repairs                 1,364
Utilities                             2,752
Real estate taxes                    19,827
Advertising and Marketing            (5,747)
Depreciation and amortization        27,340
Property management fees              4,900
Administrative Service Fee              (9)
                                  ----------

Net Increase (Decrease)             $82,934
                                   ===========

Liquidity and  Capital Resources
--------------------------------

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this assets should be considered for disposal. At this time, there is no plan to dispose of either Property.

As of December 31, 1996, the Partnership had $23,211 in cash and cash equivalents as compared to $19,047 as of December 31, 1995. The net increase in cash of $4,164 is principally due to an increase in net income and a reduction in repayments on notes payable to affiliates. See Note 3 to Consolidated Financial Statements contained in Item 8 for information regarding related party transactions.

The properties are encumbered by two non-recourse mortgage notes as of December 31, 1996. These mortgages payable have a carrying value of $7,239,679 at December 31, 1996. The mortgage notes were entered into during 1993 and 1992 to refinance certain mortgage notes which were in default. The Partnership accounted for these transactions as troubled debt restructuring, and accordingly, are being carried at the total future cash outflows for principal and interest. Accordingly, no interest expense was or will be recorded on these notes.

Additionally, the general partner has provided funding to the Partnership in the form of notes payable with balances at December 31,1996 totaling
$2,35,310 which accrue interest at prime plus 2% and are due on June 30, 2001, or upon demand. Additional funds have been provided by the general partner in the form of advances which totaled $1,282,696 at December 31, 1996.
The general partner is not obligated to provide additional funding to the Partnership.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding any balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations.
The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale, financing or refinancing of the Properties.

The Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are $2,580,216, $4,021,625 and $0 for each of the next three years.
The Partnership has significant lump-sum payments due in 1997 and 1998 and the Partnership is not generating sufficient cash flows to meet these obligations. Management believes it will be able to refinance these debt obligations; however, at this time, there can be no assurance this refinancing will occur.

RISK ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and section 21E of the Securities Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the Properties. The foward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyondthe control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any fo the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in thes Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information whould not ve regarded as a representation by the Comapny or any other person that the objectives and plans of the Company will be achieved.

(A WISCONSIN LIMITED PARTNERSHIP)

ITEM 8 - FINANCIAL STATEMENTS AND SCHEDULE INDEX
------------------------------------------------
                                                             Page

INDEPENDENT AUDITORS' REPORT                                  10

COMBINED BALANCE SHEETS                                       11

COMBINED STATEMENTS OF INCOME                                 12

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)             13

COMBINED STATEMENTS OF CASH FLOWS                             14

NOTES TO COMBINED FINANCIAL STATEMENTS                      15-20

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION     21-22

INDEPENDENT AUDITORS' REPORT


To the General Partner
   and Limited Partners of
   American Republic Realty Fund I
Dallas, Texas

We have audited the accompanying combined balance sheets of American Republic Realty Fund I and subsidiary (a Wisconsin limited partnership) (the "Partnership") as of December 31,1996 and 1995, and the related combined statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). The combined financial statements and combined financial statement schedule are the responsibility ofthe Partnership's management. Our responsibility is to express an opinion on the combined financial statements and combined financial statement schedule based on our audits.

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

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying combined financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in
Note 6 to the combined financial statements, conditions exist which raise substantial doubt about the Partnership's ability to continue as a going concern due to the fact the Partnership has significant lump-sum payments due in 1997 and 1998, and the Partnership is not generating sufficient cash flows to meet these obligations. Management's plans in regard to these matters are also described in Note 6. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

Dallas, Texas
February 17, 1997

AMERICAN REPUBLIC REALTY FUND I
(A Wisconsin Limited Partnership)

COMBINED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
----------------------------------------------------------------------------
ASSETS                                               1996           1995
INVESTMENTS IN REAL ESTATE AT COST (Note 2):
 Land                                               $ 1,822,718    $1,822,718
 Buildings, improvements and furniture and fixtures  14,994,509   14,925,164
                                                     ----------   -----------
                                                     16,817,227   16,747,882

 Less accumulated depreciation                       (8,397,635)   (7,793,822)
                                                      8,419,592     8,954,060

CASH AND CASH EQUIVALENTS                                 23,211       19,047

ESCROW DEPOSITS                                          182,966      102,508

PREPAID EXPENSES                                          19,614       23,596
                                                      ----------  ------------
TOTAL                                               $ 8,645,383   $ 9,099,211
                                                       ==========  ============


LIABILITIES AND PARTNERS' DEFICIT

MORTGAGES AND NOTES PAYABLE (Note 2)                $ 7,239,679    $7,998,325

NOTES PAYABLE TO AFFILIATES (Note 3)                  2,935,310     3,108,081

AMOUNTS DUE AFFILIATES (Note 3)                       1,282,696     1,120,323

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   117,202        54,262

SECURITY DEPOSITS                                        45,746        51,418
                                                      ----------    ----------
                                                       11,620,633   12,332,409

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

PARTNERS' DEFICIT                                      (2,975,250)  (3,233,198)
                                                       -----------   ----------
TOTAL                                                  $  8,645,383  $9,099,211
                                                       ============  ===========

See notes to combined financial statements.

AMERICAN REPUBLIC REALTY FUND I
(A Wisconsin Limited Partnership)

COMBINED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-----------------------------------------------------------------------------

                                     1996         1995        1994

INCOME:
Rentals                              $2,419,780   $2,360,596   2,252,134
   Interest                               4,077        6,541       4,613
   Other                                 34,595       42,128      54,275
                                      ----------  ----------   ---------
           Total income                2,458,452   2,409,265   2,311,022

OPERATING EXPENSES:
   Interest expense on note payable
    to affiliates                        302,703     341,599     332,255
   General and administrative            383,202     370,427     347,264
   Maintenance and repairs               302,043     236,447     235,083
   Utilities                             181,972     194,785     192,033
   Real estate taxes                     254,531     232,144     212,317
   Advertising and marketing              39,353      36,839      42,586
   Depreciation and amortization         603,813     618,678     591,338
   Property management fee to affiliate
    (Note 3)                             122,879     120,450     115,550
   Administrative service fee to
    General partner (Note 3)              10,008      10,008      10,017
                                        ---------  ---------   ---------
           Total operating expenses    2,200,504   2,161,377    2,078,443

NET INCOME  (Note 5)                   $ 257,948    $247,888      232,579
                                        =========  ==========   =========
NET INCOME PER LIMITED PARTNERSHIP
 UNIT                                  $   23.22       22.31        20.93
                                        =========  ==========   =========
LIMITED PARTNERSHIP UNITS OUTSTANDING     11,000      11,000       11,000
                                        =========  ==========   =========

See notes to combined financial statements.

AMERICAN REPUBLIC REALTY FUND I
(A Wisconsin Limited Partnership)

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
---------------------------------------------------------------------------

                                     General         Limited
                                     Partner         Partners       Total

BALANCE, JANUARY 1, 1994             $48,558       $(3,762,223)  (3,713,665)

   Net income                          2,326             230,253    232,579
                                     -------         ------------   --------
BALANCE, DECEMBER 31, 1994            50,884          (3,531,970) (3,481,086)

   Net income                          2,479             245,409     247,888
                                     --------        ------------   ---------
BALANCE, DECEMBER 31, 1995            53,363          (3,286,561) (3,233,198)

   Net income                          2,579             255,369     257,948
                                     --------        ------------   ---------
BALANCE, DECEMBER 31, 1996           $55,942         $(3,031,192) $(2,975,250)
                                     ========        ============  ===========

See notes to combined financial statements.

AMERICAN REPUBLIC REALTY FUND I
(A Wisconsin Limited Partnership)

COMBINED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------------------------

                                         1996        1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                           $  257,948   $ 247,888    $ 232,579
  Adjustments to reconcile net income
   to cash provided by operations:
   Depreciation and amortization         603,813     618,678      591,338
     Change in assets and liabilities:
         Escrow deposits                 (80,458)     43,557       29,841

         Security deposits                (5,672)     (5,122)         (62)
(62)
         Accounts payable and accrued
         expenses                         62,940     (10,845)      (5,996)
         Prepaid expenses                  3,982      (3,837)      (3,225)
                                          -------    --------     --------
                                          584,605     642,431      611,896
                                          -------    --------     --------
         Net cash provided by
          operating activities            842,553     890,319      844,475
                                          -------     -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate             (69,345)    (50,396)     (51,611)
                                          --------    --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on mortgages and notes payable  (758,646)  (758,647)     (758,645)
   Payments on notes payable
   to affiliates                          (172,771)  (336,412)     (103,203)
   Proceeds from affiliates                162,373    166,894       162,868
                                          ---------   ---------   ---------
   Net cash used in financing activities  (769,044)  (928,165)     (698,980)
                                          ---------  ---------     ---------
NET INCREASE (DECREASE) IN CASH              4,164    (88,242)       93,884

CASH, BEGINNING OF YEAR                     19,047    107,289        13,405
                                            -------  --------       --------
CASH, END OF YEAR                         $ 23,211   $ 19,047     $ 107,289
                                          ========   ========     =========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash paid during the year for interest  $ 302,703   $330,968     $  -
                                         =========   ========     =========

 See notes to combined financial statements.

AMERICAN REPUBLIC REALTY FUND I
(A WISCONSIN LIMITED PARTNERSHIP)

NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------------------------

1. SUMMARY OF ACCOUNTING POLICIES

   General - American Republic Realty Fund I (the "Partnership"), a Wisconsin limited partnership, was formed on December 22, 1982, under the laws of the state of Wisconsin, for the purpose of acquiring, maintaining, developing, operating, and selling buildings and improvements. The Partnership operates rental apartments in Florida and Texas. The Partnership will be terminated by December 31, 2012, although this date can be extended if certain events occur. The general partner is Mr. Robert J.Werra.

   An aggregate of 20,000 units valued at $1,000 per unit is authorized, of which 11,000 were outstanding for each of the three years ended
   December 31, 1996. Under the terms of the offering, no additional units will be offered.

   Allocation of Net Income (Loss) and Cash - Net income and net operating cash flow, as defined in the limited partnership agreement, are allocated first to the limited partners in an amount equal to a variable distribution preference on capital contributions from the first day of the month following their capital contribution and,thereafter, generally 10% to the general partner and 90% to the limited partners. Net loss is allocated 1% to the general partner and 99% to the limited partners.


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

   Property and Equipment - Buildings, improvements, furniture and fixtures are depreciated for financial statement purposes using the straight-line method over the estimated useful lives of the assets, which are five years for improvements and furniture and fixtures and 25 years for buildings.

   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Partnership management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

   Income Taxes - No provision has been made for income taxes since these taxes are the personal responsibility of the individual partners.
   For tax purposes, the basis of the Partnership assets is $4,151,846 at December 31, 1996.

   For the year ended December 31, 1996, the Partnership experienced minimum gain limitations for income tax purposes. Accordingly, the allocation of losses to the limited partners is subject to this limitation.

   Revenue Recognition - The Partnership has leased substantially all of its investments in real estate under operating leases for periods generally less than one year.

   Combination - The financial statements include the accounts of the Partnership and a wholly owned entity. All intercompany amounts have been eliminated.

   Cash and Cash Equivalents - For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Univesco, Inc. ("Univesco"), an affiliate of the general partner, Robert J. Werra, and the management agent, maintains a single controlled disbursement account for all properties managed by Univesco. Funds are transferred at the time of cash disbursements from the project's operating account to the controlled disbursement account to reimburse checks issued.

   Environmental Remediation Costs - The Partnership accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Partnership management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Partnership.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

2. MORTGAGES AND NOTES PAYABLE

   Mortgages and notes payable at December 31, 1996 and 1995, consist of the following:

                                              1996      1995

    9.125% mortgage note, original face value $4,300,000,
    payable in monthly principal and interest payments of
    $36,454 through February 1, 1998, at which time a lump-sum payment of approximately $4,010,000 is due.  As a result
    of a previous-year troubled debt restructuring, the mortgage note is carried at a value equal to total future cash outflows for principal and interest, less total payments made. All principal and interest payments will directly reduce the carrying value of the debt, and no interest expense will be recognized over the life of the note. This mortgage note is secured by real estate assets with a net book value of
    approximately $5,291,000                 $4,571,566    $5,009,017

                                              1996          1995

    10.125% mortgage note, original face value $2,750,000,
    payable in monthly principal and interest payments of $26,766 through July 1997, at which time a lump-sum payment of approximately $2,473,000 is due. As a result of previous-year troubled debt restructuring, the mortgage note is carried at a value equal to total future cash outflows for principal and interest, less total payments made. All principal and interest payments will directly reduce the carrying value of the debt, and no interest expense will be recognized over the life of the note.  This mortgage note is  secured by real estate assets with a net book value of
    approximately $3,128,000                  $2,668,113          $2,989,308
                                              ----------          ----------
                                              $7,239,679          $7,998,325
                                              ==========          ==========
   The mortgage notes payable are collateralized by their related investments in real estate.

   The following sets forth the required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates.

    1997                                                  $ 2,580,216
    1998                                                  $ 4,021,625
    1999                                                  $         -
    2000                                                  $         -
    2001                                                  $ 2,935,310
    Thereafter                                            $         -

3. RELATED PARTY TRANSACTIONS

   The partnership agreement specifies certain fees to be paid to the general partner or his designee. The following fees and reimbursement of Partnership administrative expenditures were earned by an affiliate of the general partner in 1996, 1995 and 1994:

                                      1996         1995         1994

   Property management fee          $122,879     $120,450     $115,550
   Administrative service fee         10,008       10,008       10,017

   An affiliate of the general partner is to receive an ongoing property management fee generally payable at 5% of the Partnership's gross receipts.

   The general partner holds a $1,300,000 promissory note of the Partnership. For each of the three years ended December 31, 1996, the note bore interest at a rate of 10% This note is scheduled to mature on June 30, 2001. No payments of principal and interest are required until maturity. At December 31, 1996 and 1995, the payable balance of $1,300,000 is included in notes payable to affiliates. Accrued interest of $987,750 and $857,750 at December 31, 1996 and 1995, respectively, is included in amounts due to affiliates. For each of the three years ended December 31, 1996, 1995 and 1994, interest expense incurred on the note was $130,000.

   At December 31, 1996 and 1995, a $350,000 note was owed to an affiliate of the general partner. For each of the three years ended December 31, 1996, the note bore interest at a rate of 10% . The note is scheduled to mature on June 30, 2001. No payments of principal and interest are paid until maturity. For each of the years ended December 31, 1996, 1995 and 1994, interest expense incurred on the note was $35,000. At December 31, 1996 and 1995, the payable balance of $350,000 is included in notes payable to affiliates. Accrued interest of $292,336 and $257,336 at December 31, 1996 and 1995, respectively, is included in amounts due to affiliates.

   At December 31, 1996 and 1995, a note payable bearing interest at prime plus 2% was owed to the general partner. The payable balance of $1,076,444 is included in notes payable to affiliates. Unpaid principal and interest is due on June 30, 2001, or upon demand. There is no accrued interest payable at December 31, 1996. For the years ended December 31, 1996, 1995 and 1994, interest expense incurred on the note was $116,950, $157,429 and $152,268, respectively.

   The general partner has made advances under a note agreement to the Partnership which bears interest at prime plus 2%. At December 31, 1996, the total advances under this note were $208,866. No payments of principal and interest are required until June 30, 2001, at which time total principal and accrued interest are due.

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

5. RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

   If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principles ("GAAP"), the excess of expenses over revenues for 1996 would have been as follows:

    Net income per accompanying financial statements     $ 257,948
    Add - book basis depreciation and amortization
     expense using straight-line method                    603,813
    Deduct - revenues and expenses recognized by GAAP (75,846) Deduct - income tax basis depreciation
     expense using ACRS method                            (733,228)
    Deduct - difference in income tax basis
     interest expense                                     (634,070)
                                                         ----------
    Excess of expenses over revenues,
     accrual income tax basis                            $(581,383)
                                                         ==========
6. CONTINGENCIES

   As discussed in Note 2, the Partnership has significant lump-sum payments due in 1997 and 1998, and the Partnership is not generating sufficient cash flows to meet these obligations. Management believes it will be able to refinance these debt instruments; however, at this time, there is no assurance this refinancing will occur.

7. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments,"requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short-term receivables, accounts payable and other liabilities.Real estate and other assets consist of nonfinancial instruments, which are excluded from the scope of SFAS No. 107.

   Management has reviewed the carrying values of its mortgages and notes payable and its notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 1996.

   As of December 31, 1996, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

AMERICAN REPUBLIC REALTY FUND I
(A Wisconsin Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996
------------------------------------------------------------------------------

                                        Initial Cost
                                       to Partnership
                                  -----------------------

                                                                Total Costs
                                                 Buildings       Subsequent
                                Encum -             And             to
Description                     bances   Land   Improvements     Acquisition


26 two-story apartment
buildings of concrete
block construction
with stucco and cedar
exterior and gabled
roofs located in
Jacksonville, Florida            (b)  $583,000    $5,686,771      $137,531

37 two-story apartment
buildings of concrete
block construction
with brick veneer,
stucco and wood
siding exterior,
and composition,
shingled roofs located
in Bedford, Texas        (b)      1,239,718        8,679,421       490,786
                                  ----------      -----------    ------------
                                  $1,822,718      $14,366,192       $628,317
                                  ==========     =============   ===========



                             Gross Amounts at Which
                            Carried at Close of Year
                           ---------------------------

                                    Buildings
                                       and                       Accumulated
Descriptions              Land     Improvements      Total       Depreciation
                                                    (c) (d)          (c)
26 two-story apartment
buildings of concrete
block construction
with stucco and cedar
exterior and gabled
roofs lacated in
Jacksonville, Florida     $583,000    $5824,302   $6,407,302    $3,279,146

37- two-story apartment
buildings of concrete
block connstruction
with brick veneer,
stucco and wood
siding exterior,
and composition,
shingled roofs located
in Bedford, Texas        1,239,718    9,170,207   10,409,925      5,118,489
                        ----------   ----------   ----------      ---------

                        $1,822,718  $14,994,509 $16,817,227      $8,397,635
                        ==========  ===========  ===========     ==========


26 two-story apartment...                           Life on
                                                     Which
                         Date of        Date        Depriciation
                        Contruction    Acquired    is Computed

                    Phasse i complete
                    at date acquired;   9/12/83        (a)
                    Phase II complete
                    at date acquired    5/1/84         (a)

37 two-story apartment...
                   Complete at date
                   acquired            12/20/83        (a)


See notes to Schedule III.

AMERICAN REPUBLIC REALTY FUND I
(A WISCONSIN LIMITED PARTNERSHIP)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 1996
----------------------------------------------------------------------------

NOTES TO SCHEDULE III:

(a)See Note 1 to financial statements outlining depreciation methods and lives.

(b)See description of mortgages and notes payable in Note 2 to the financial statements.

(c)The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 1996, 1995 and 1994, is as follows:

                                             Investments          Accumulated
                                             in Real Estate       Depreciation

    BALANCE, JANUARY 1, 1994                 $16,645,875          $6,583,806

     Additions                                    51,611               -
     Depreciation expense                           -               --------
    -                                         ----------             591,338

    BALANCE, DECEMBER 31, 1994                16,697,486           7,175,144

       Additions                                  50,396               -
       Depreciation expense                          -               618,678
                                              ----------           ---------
    BALANCE, DECEMBER 31, 1995                16,747,882           7,793,822

       Additions                                  69,345               -
       Depreciation expense
                                                      -              603,813
                                              ----------           ---------
    BALANCE, DECEMBER 31, 1996               $16,817,227          $8,397,635
                                             ===========          ==========

(d)Aggregate cost for federal income tax purposes is   $16,389,338.

    Item 9.   Disagreements on Accounting and Financial Disclosure
    --------------------------------------------------------------

    The Registrant has not been involved in any disagreements on accounting and financial disclosure.


    PART III

    Item 1O.  Directors and Executive Officer of the Partnership

       The Partnership itself has no officers or directors.
     Robert J. Werra is the General Partner of the Partnership. Robert J. Werra, 57, the General Partner, Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 198O, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

    Item 11.  Management Remuneration and Transactions
    --------------------------------------------------
    As stated above, the Partnership has no officers or directors.
Pursuant to the terms of the Limited    Partnership Agreement,
the General Partner receives 1% of Partnership income and loss and up to 15% of Net Proceeds received from sale or refinancing of Partnership properties (after return of Limited Partner capital contributions and payment of a 6% Current Distribution Preference thereon).

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

     For the Fiscal year ended December 31, 1996, 1995 and 1994, property management fees earned totaled $122,879, $120,450, and $115,550, respectively. An additional administration service fee was paid to the general partner of $3,696 $10,008, and $10,017 for the years ended December 31, 1996, 1995 and 1994 respectively.

     Item 12.  Security Ownership of Certain Beneficial Owners
     ---------------------------------------------------------
     and Management
     --------------
    (a) No one owns of record, and the General Partner knows of no
one who owns beneficially, more than    five percent of the
Interests in the Partnership, the only class of securities outstanding.


    (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. Persons performing functions similar to those of officers and directors of the Partnership, beneficially own, the following Units of the Partnership as of March 1, 1997.

                                                  Amount and Nature
         Title                 Name of              of Beneficial   Percent
        of Class               Beneficial Owner      Ownership    of Interest
       ---------                -------------        -----------  -----------

        Limited                Robert J. Werra             491         4.46%
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

                             PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports
---------------------------------------------------------------
on Form 8-K
-----------

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

               None.

     (C)  Exhibits

          3.   Certificate of Limited Partnership, incorporated
by reference to Registration Statement            No. 0-11578
effective May 2, 1983.

          4.   Limited Partnership Agreement, incorporated by
reference to Registration Statement               No. 0-11578
effective May 2, 1983.

          9.   Not Applicable

          1O.  Not Applicable

          11.  Not Applicable

          12.  Not Applicable

          13.  Reports to security holders, incorporated by
reference from Registrant's Quarterly Reports               on
Form
          1O-Q, dated September 3O, 1996

          18.  Not Applicable

          19.  Not Applicable

          22.  Not Applicable

          23.  Not Applicable

          24.  Not Applicable

          25. Power of Attorney, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

         28.  None

    Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the Registrant has    duly
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   AMERICAN REPUBLIC REALTY FUND I

                   ROBERT J. WERRA, GENERAL PARTNER



                             /s/  Robert J. Werra




    April 10, 1997