Form 10-Q
period 1997-03-31
AMERICAN REPUBLIC REALTY FUND I
filed 1997-05-15
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549
                 -----------------------------

                           FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934
           ------------------------------------------

  For Quarter Ended March 31, 1997   Commission file number 0-11578

                 AMERICAN REPUBLIC REALTY FUND I

       (Exact name of registrant as specified in its charter)

             WISCONSIN                          39-1421936
          ---------------                     --------------
  (State or other jurisdiction of             (IRS Employer
   incorporation or organization          Identification Number)

                   6210 Campbell Road Suite 140
                       Dallas, Texas  75248
                ---------------------------------
            (Address of principal executive offices)


Registrant's telephone number, including area code:  (214) 380-8000.


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

     Consolidated Balance Sheet as of March 31, 1997 and
     December 31, 1996                                         Page 3

     Consolidated Statements of Operations for the Three
     Months Ended March 31, 1997and 1996                       Page 4

     Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 1997 and 1996                      Page 5

     Notes to Consolidated Financial Statement                 Page 6

Item 2.  Results of Operations and Management's Discussion
and Analysis of Financial Condition                            Page 7

     Liquidity and Capital Resources                           Page 8

     Other Information                                         Page 9

     Signatures                                                Page 10



The statements, insofar as they relate to the period subsequent to December 31, 1996, are Unaudited.

PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements
   ------------------------------------

                     AMERICAN REPUBLIC REALTY FUND I
                  Condensed Consolidated Balance Sheets

                                     March  31,         December 31,
                                     1997               1996
                                     (Unaudited)

ASSETS
      Real Estate assets, at cost
      Land                          $1,822,718          $1,822,718
      Buildings and improvements    14,994,509          14,994,509
                                   ------------        -------------
                                    16,817,227          16,817,227
               Less: Accumulated    (8,548,635)         (8,397,635)
                    depreciation   ------------        -------------
      Real Estate, net               8,268,592           8,419,592

      Cash including cash               56,480              23,211
      investments
      Escrow deposits                  243,065             182,966
      Prepaid Expenses                  13,462              19,614
      Other assets                           0                   0
                                   ------------        -------------
               TOTAL ASSETS         $8,581,599          $8,645,383
                                   ============        =============
LIABILITIES AND PARTNERS' EQUITY:

LIABILITES
      Mortgage and notes payable    $7,018,832          $7,239,679
      Note Payable to affiliates     2,935,310           2,935,310
      Amounts due affiliates         1,259,441           1,282,696
      Real estate taxes payable         66,900                   0
      Security deposits                 45,257              45,746
      Accounts payable & accrued       148,092             117,202
      expenses                     -------------       -------------
       Total liabilities            11,473,832          11,620,633
                                   -------------       -------------
PARTNERS CAPITAL  (DEFICIT)
      Limited Partners             (2,949,005)         (3,031,192)
      General  Partner                 56,772              55,942
                                   -------------       -------------
Total Partners Capital (Deficit)   (2,892,233)         (2,975,250)


TOTAL LIABILITES AND PARTNER       $8,581,599          $8,645,383
DEFICIT                            =============       =============

       See notes to Condensed Consolidated Financial Statements

                  AMERICAN REPUBLIC REALTY FUND I
          Condensed Consolidated Statement of Operations
                           (Unaudited)
                        Three Months Ended
                            March 31,
                      ---------------------
REVENUES               1997              1996

Rental income        $599,779          $595,630
Other property          8,984             6,687
                    ----------        ----------
Total revenues        608,763           602,317

EXPENSES
Salaries & wages       63,277            62,823
Maintenance & repairs  52,731            34,239
Utilities              51,936            44,591
Real estate taxes      66,900            60,900
General administrative  7,532            20,443
Contract services      28,126            20,214
Insurance              12,098            11,321
Interest               61,727            68,480
Depreciation and      151,000           155,000
amortization
Property management    30,419            30,420
fees (a)            ----------        -----------
Total expenses        525,746           508,431


NET INCOME (LOSS)     $83,017           $93,886
                    =========         =========

NET INCOME PER UNITS  $  7.55           $  8.54
                   ===========        ===========

     See Notes to Condensed Consolidated Financial Statements

                 AMERICAN REPUBLIC REALTY FUND I

         Condensed Consolidated Statement of Cash Flows



                                                   Three Months Ended
                                                        March 31,
                                                    1997        1996
                                                   --------   --------
CASH FLOWS FROM OPERATING ACITIVTY
Net income (loss)                                  $83,017     $93,886
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
    Depreciation and amortization                  151,000     155,000
    Net Effect of changes in operating accounts
                      Escrow deposits              (60,099)    (89,904)
                      Prepaid expenses               6,152      10,282
                      Accrued real estate taxes     66,900      46,900
                      Security deposits               (489)       (267)
                      Accounts payable              30,890     101,181
                      Other assets                       0      (8,000)
                                                   --------   ---------
Net cash provided by (used for) operating activities
                                                   277,371     309,078
                                                   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITES
      Repayment of mortgage notes payable         (220,847)   (199,551)
      Repayment of notes payable to affiliates           0
      Proceeds from amounts due affiliates         (23,255)   (125,556)
      Repayment of amounts due affiliates                       33,262
                                                  --------    --------
Net cash used for investing activities            (244,102)   (291,845)
                                                   --------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUVILENTS 33,269      17,233
CASH AND CASH EQUIVELNTS, BEGINNING OF PERIOD       23,211      19,047
                                                   -------    --------

CASH AND CASH EQUIVELNTS, END OF PERIOD            $56,480     $36,280
                                                   ========   =========

      See Notes to Condensed Consolidated Financial Statements



Basis of Presentation:
----------------------
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
--------------------------------------------------------------
ANALYSIS OF FINANCIAL CONDITION
-------------------------------


FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996
--------------------------------------------------
At March 31, 1997 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 90.25% for the first three months of 1997, as compared to 93.35% for the first three months of 1996.

Revenue from property operations increased $10,640, or 1.80%, for the first quarter of 1997, as compared to the 1996 first quarter. The decrease in other income of $4,726 or 41.41% is primarily due to a reduction in late and returned check charges from the prior year. The following table illustrates the components:

                               Increase
                              (Decrease)
                               --------
Rental income                     4,149
Other property                    2,297
                               --------
Net Increase (Decrease)           6,446
                               =========

Property operating expenses increased $17,315, or 3.41%, for the first quarter of 1997, as compared to the same period in 1996, primarily due to increases in maintenance & repairs, offset by decreases in interest expense and general and administrative expense. The increase in maintenance and repairs of $18,492 or 54.01% is due to make ready expenses for additional units to be leased. Interest expenses declined by $or 15.81% as a result of normal amortization of the self-amortizing mortgage debt. Contract service expense was reduced by $3,806 or 15.85% primarily by utilizing vendors offering a more competitive price. The following table illustrates the components by category:

                                  Increase
                                 (Decrease)
                                  ----------
Salaries & wages                         454
Maintenance & repairs                 18,492
Utilities                              7,345
Real estate taxes                      6,000
General administrative               (12,911)
Contract services                      7,912
Insurance                                777
Interest                              (6,753)
Depreciation and amortization         (4,000)
Property management fees (a)              (1)
                                  -----------
Net Increase (Decrease)               17,315
                                  ===========

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

     As of March 31, 1997, the Partnership had $56,480 in cash and cash equivalents as compared to $33,269 as of December 31, 1996 . The net increase in cash of $23,211 is principally due to positive cash flow from operations and decreases in accounts payable offset by repayments on mortgages and notes payable.

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


Item 1.             Legal Proceedings

Item 2.             Changes in Securities
                    None

Item 3.             Defaults Upon Senior Securities
                    None

Item 4.             Submission of Matters to a Vote of Security Holders
                    None

Item 5.             Other Information
                    None

Item 6.             Exhibit and Reports on Form 8-K
                    (A)The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:


Exhibit Designation                     Document Description
-------------------                     --------------------
     2 Certificate of Limited partnership, as amended, incorporated by reference to Registration Statement No.2-81074 effective May 2, 1983.

                                   Limited Partnership Agreement,
                                   incorporated by reference
                                   to Registration
                                   Statement No.2-81074effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25 Power of Attorney, incorporated by reference to Registration Statement No. 2-81074 effective May 2, 1983.

     28                            None

     (B)  Reports on Form 8-K for the quarter ended March 31, 1997.

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






     Date:     May 17, 1997