Form 10-Q
period 1997-06-30
AMERICAN REPUBLIC REALTY FUND I
filed 1997-07-24
CIK 711512

                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC  20549
                      ________________________

                            FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934
               ________________________________________

     For Quarter Ended June 30, 1997 Commission file number 0-11578

                 AMERICAN REPUBLIC REALTY FUND I

         (Exact name of registrant as specified in its charter)

              WISCONSIN                      39-1421936
            ____________                    ___________
     (State or other jurisdiction           (IRS Employer
      incorporation or organization)         Identification Number)


                     6210 Campbell Road Suite 140
                         Dallas, Texas  75248

                (Address of principal executive offices)

  Registrant's telephone number, including area code: (972)380-8000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes:___Y__       No______


                 REGISTRANT IS A LIMITED PARTNERSHIP

                         TABLE OF CONTENTS

Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:

    Consolidated Balance Sheet as of June 30, 1997 and
    December 31, 1996                                             Page 3

     Consolidated Statements of Operations for the Three
     Months Ended June 30, 1997 and 1996                          Page 4

     Consolidated Statements of Cash Flows for the Three Months Ended
     June 30, 1997 and 1996                                       Page  5



Item 2.  Results of Operations and Management's Discussion and Analysis of:

         Financial Condition                                      Page 6-7

         Liquidity and Capital Resources                          Page 8

         Other Information                                        Page 9

         Signatures                                               Page 10



The statements, insofar as they relate to the period subsequent to December 31, 1996, are Unaudited.

PART 1.   FINANCIAL INFORMATION

     Item 1. Financial Statements
    _____________________________


                     AMERICAN REPUBLIC REALTY FUND I

                   Condensed Consolidated Balance Sheets

                                 June          December
                                  30,            31,
                                 1997           1996
                                __________    __________
                               (Unaudited)

 ASSETS
        Real Estate assets, at cost
        Land                                 $1,822,718     1,822,718

        Buildings and improvements           14,994,509    14,994,509
                                             __________    ___________
                                             16,817,227     16,817,227
        Less Accumulated depreciation        (8,699,635)    (8,397,635)
                                             ____________   ____________
        Real Estate,net                       8,117,592     8,419,592


        Cash including cash investments          61,668         23,211
        Escrow deposits                         232,213        182,966
        Prepaid Expenses                         58,606         19,614
                                              __________      __________

             TOTAL ASSETS                      $8,470,079    $8,645,383
                                              ============  ============


LIABILITIES AND PARTNERS'EQUITY:

LIABILITES
        Mortgage and notes payable             $6,889,368    $7,239,679
        Note Payable to affiliates              2,935,310     2,935,310
        Amounts due affiliates                  1,115,169     1,282,696
        Real estate taxes payable                 133,156             0
        Security deposits                          50,325        45,746
        Accounts payable & accrued expenses       147,198       117,202
                                               ____________  ____________

 Total liabilities                             11,270,526    11,620,633
                                              ____________  ____________
PARTNERS CAPITAL(DEFICIT)
        Limited Partners                       (2,858,137)   (3,031,192)
        General  Partner                           57,690        55,942
                                                ___________  ___________
  Total Partners capital(Deficit)               (2,800,447)  (2,975,250)
                                                ___________  ___________

  TOTAL LIABILITIES AND PARTNER DEFICIT          $8,470,079  $8,645,383
                                               ============= ============


      See notes to Condensed Consolidated Financial Statements

                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Operations
                          (Unaudited)


                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                  -------------------   -----------------
REVENUES                           1997      1996       1997          1996
                                   ----      ----       ----          ----

Rental income                    $635,855  $581,766  1,235,634     1,177,098
Other property                     15,006    11,269     23,990        17,960
                                 ---------- ---------  ---------   ---------
Total revenues                    650,861   593,035    1,259,624   1,195,058


EXPENSES
Salaries & wages                   77,361    75,639      140,638     138,462
Maintenance & repairs              58,787    74,980      111,518     109,220
Utilities                          41,075    48,000       93,011      92,590
Real estate taxes                  66,900    60,900      133,800     121,800
General administrative             21,889    21,895       29,421      42,369
Contract services                  31,339    27,020       59,465      47,234
Insurance                          13,649    11,543       25,747      22,864
Interest                           64,540    67,370      126,267     135,850
Depreciation and amortization     151,000   155,000      302,000     310,000
Property management fees (a)       32,535    29,688       62,954      59,783
                                  --------  --------     --------   --------
Total expenses                    559,075   572,035      1,084,821  1,080,172


NET INCOME (LOSS)               $91,786   $21,000       $174,803     $114,886
                               ========= =========    ==========   ==========
NET INCOME PER UNITS            $  8.34   $  1.91       $  15.89     $  10.44
                                ========  ========      =========    ========


           See Notes to Condensed Consolidated Financial Statements

                   AMERICAN REPUBLIC REALTY FUND I

          Condensed Consolidated Statement of Cash Flows

                                                         Six Months Ended
                                                             June 30,
                                                        ----------------
                                                         1997        1996
                                                        -----       -----

CASH FLOWS FROM OPERATING ACITIVTY
Net income (loss)                                      $174,803    $114,886
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization                           302,000     310,000
Net Effect of changes in operating accounts
              Escrow deposits                           (49,247)   (133,704)
              Prepaid expenses                          (38,992)   (26,661)
              Accrued real estate taxes                 133,156    107,800
              Security deposits                           4,579      3,700
              Accounts payable                           29,996     55,559
              Other assets                                    0    (24,756)
                                                        --------  ---------
Net cash provided by (used for)operating activities     556,295    406,824
                                                        --------  ---------

CASH FLOWS FROM INVESTING ACTIVITES
Repayment of mortgage notes payable                    (350,311)  (377,414)
Repayment of notes payable to affiliates                      0         0
Proceeds from amounts due affiliates                   (167,527)   (89,598)
Repayment of amounts due affiliates                           0      57,738
                                                       ---------  ----------
Net cash used for investing activities                 (517,838)  (409,274)
                                                     ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH                 38,457     (2,450)
EQUVILENTS
CASH AND CASH EQUIVELNTS, BEGINNING OF PERIOD            23,211     19,047
                                                        ---------  ---------

CASH AND CASH EQUIVELNTS, END OF PERIOD                 $61,668    $16,597
                                                       =========  =========

        See Notes to Condensed Consolidated Financial Statements


Basis of Presentation:
---------------------

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

Item 2.RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS
       -------------------------------------------------------------
       OF FINANCIAL CONDITION
       ----------------------




FIRST SIX MONTHS 1997 COMPARED TO FIRST SIX MONTHS 1996
-------------------------------------------------------

At June 30, 1997 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 93.70% for the first six months of 1997, as compared to 93.75% for the first six months of 1996.

Revenue from property operations increased $64,566, or 5.40%, for the first six months of 1997, as compared to the 1996 first six months. The increase in other income of $6,030 or 33.57% is primarily due to a increase in late and returned check charges over the prior year. The following table illustrates the components:

                            Increase
                           (Decrease)
                        -----------------

Rental income           $58,536    4.97%
Other property            6,030   33.57%
                       --------  --------
                        $64,566    5.40%
                      =========  =========

Property operating expenses increased $4,649, or 0.43%, for the first six months of 1997, as compared to the same period in 1996, primarily due to increases in contract services, offset
by decreases in general and administrative expense.   The
increase in contract service of $12,231 or 25.89% is due primarily to increased lawn care and rubbish removal costs. Insurance costs rose $2,883 or 12.61% higher annual insurance premiums that began in May, 1997. Interest expenses declined by $9,583 or 7.05% as a result of normal amortization of the self-amortizing mortgage debt. The following table illustrates the components by category:


                                   Increase
                                   Decrease
                               ------------------

Salaries & wages                 $2,176     1.57%
Maintenance & repairs             2,298     2.10%
Utilities                           421     0.45%
Real estate taxes                12,000     9.85%
General administrative          (12,948)   30.56%
Contract services                12,231    25.89%
Insurance                         2,883    12.61%
Interest                         (9,583)    7.05%
Depreciation and  amortization   (8,000)    2.58%

Property management fees (a)      3,171     5.30%
                               --------  --------
Net Increase (Decrease)          $4,649     0.43%
                                ========  ========

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996
---------------------------------------------------

At June 30, 1997 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 95.0% for the second quarter of 1997, as compared to 95.2% for the second quarter of 1996.

Revenue from property operations increased $57,826, or 9.75%, for the second quarter of 1997, as compared to the 1996 second quarter. The increase in other income of $3,737 or 33.16% is primarily due to an increase in late and returned check charges from the prior year. The following table illustrates the components:

                       Increase
                       Decrease
                   ---------------
Rental income                 $54,089     9.30%
Other property                  3,737    33.16%
                             --------  --------
Net Increase (Decrease)       $57,826     9.75%
                              =======  ========


Property operating expenses decreased $12,960, or 2.27%, for the second quarter of 1997, as compared to the same period in 1996, primarily due to decreases in maintenance & repairs and utilities, offset by increases in contract services insurance
and real estate taxes.   The increase in  contract service of
$4,319 or 15.98% is due primarily to increased lawn care and rubbish removal costs. Insurance costs rose $2,106 or 18.24% due to higher annual insurance premiums that began in May 1997. Interest expenses declined by $2,830 or 4.20% as a result of normal amortization of the self-amortizing mortgage debt. The following table illustrates the components by category:

                                               Increase
                                              (Decrease)
                                       ------------------------

Salaries & wages                             $1,722     2.28%
Maintenance & repairs                       (16,193)   21.60%
Utilities                                    (6,925)   14.43%
Real estate taxes                             6,000     9.85%
General administrative                           (6)    0.03%
Contract services                             4,319    15.98%
Insurance                                     2,106    18.24%
Interest                                     (2,830)    4.20%
Depreciation and amortization                (4,000)    2.58%
Property management fees (a)                  2,847     9.59%
                                           ---------  -------
Net Increase (Decrease)                    $(12,960)    2.27%
                                           =========  ========

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

     As of June 30, 1997, the Partnership had $61,668 in cash and cash equivalents as compared to $23,211 as of December 31, 1996 . The net increase in cash of $38,457 is principally due to positive cash flow from operations repayments on mortgages and notes payable.

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


Item 1.            Legal Proceedings

Item 2.            Changes in Securities
                   None

Item 3.            Defaults Upon Senior Securities
                   None

Item 4.            Submission of Matters to a Vote of Security Holders
                   None

Item 5.            Other Information
                   None

Item 6.            Exhibit and Reports on Form 8-K

(A) The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:


Exhibit Designation                Document Description
-------------------                ---------------------
       2                           Certificate  of  Limited partnership, as
                                   amended,incorporated by reference to
                                   Registration Statement No.2-81074
                                   effective May 2, 1983.

                                   Limited Partnership Agreement,
                                   incorporated by reference to
                                   Registration Statement No.2-81074
                                   effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25 Power of Attorney,incorporated by reference to Registration Statement No. 2-81074 effective May 2,1983.

     28                            None

(B)               Reports on Form 8-K for the quarter ended June 30, 1997.

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






     Date:     August 11, 1997