Form 10-Q
period 1997-09-30
AMERICAN REPUBLIC REALTY FUND I
filed 1997-10-20
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           of the Securities Exchange Act of 1934
       ------------------------------------------------

 For Quarter Ended September 30, 1997 Commission file number 0-11578

                  AMERICAN REPUBLIC REALTY FUND I

    (Exact name of registrant as specified in its charter)

              WISCONSIN                   39-1421936
             -----------                 ------------
   (State or other jurisdiction of      (IRS Employer
    incorporation or organization)      Identification Number)

                  6210 Campbell Road Suite 140
                       Dallas, Texas  75248
                 -------------------------------

            (Address of principal executive offices)


Registrant's telephone number, including area code: (972) 380-8000.
                                                    ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes:   Y        No:
                           -----          -----

                REGISTRANT IS A LIMITED PARTNERSHIP








                      TABLE OF CONTENTS




Item 1.  Financial Statements
-------

The following Unaudited financial statements are filed herewith:

        Consolidated Balance Sheet as of September 30, 1997 and
        December 31, 1996                                              Page 3

        Consolidated Statements of Operations for the Three
        Months Ended September 30, 1997and 1996                        Page 4

        Consolidated Statements of Cash Flows for the Three
        Months Ended September 30, 1997 and 1996                       Page 5



Item 2. Results of Operations and Management's Discussion
------- and Analysis of Financial Condition
                                                                      Page 6

        Liquidity and Capital Resources                               Page 7

        Other Information                                             Page 8

        Signatures                                                    Page 9



The statements, insofar as they relate to the period subsequent to December 31, 1996, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements
     ----------------------------------

                  AMERICAN REPUBLIC REALTY FUND I
                Condensed Consolidated Balance Sheets

                                        September 30,     December 31,
                                            1997              1996
                                           ------            ------
                                        (Unaudited)

ASSETS
        Real Estate assets, at cost
        Land                                  $1,822,718      $1,822,718
        Buildings and improvements            14,994,509      14,994,509
                                            -------------   -------------
                                              16,817,227      16,817,227
         Less: Accumulated depreciation       (8,850,635)     (8,397,635)
                                             ------------    -------------
            Real Estate,net                    7,966,592       8,419,592



        Cash including cash investments            2,081          23,211

        Escrow deposits                          699,797         182,966
        Prepaid Expenses                         258,871          19,614
                                              -----------      -----------
              TOTAL ASSETS                     $8,927,341      $8,645,383
                                              ===========     ============

LIABILITIES AND PARTNERS'EQUITY:

LIABILITES

        Mortgage and notes payable            $10,785,087      $7,239,679
        Note Payable to affiliates                582,703       2,935,310
        Amounts due affiliates                      6,957       1,282,696
        Real estate taxes payable                 200,056               0
        Security deposits                          50,981          45,746
        Accounts payable &                        170,731         117,202
        accrued expenses                     ------------      ----------

 Total liabilities                             11,796,515      11,620,633
                                             ------------    ------------
PARTNERS CAPITAL (DEFICIT)
        Limited Partners                       (2,926,177)     (3,031,192)
        General  Partner                           57,003          55,942
                                             -------------   -------------
  Total Partners Capital (Deficit)             (2,869,174)     (2,975,250)
                                             -------------   -------------



  TOTAL LIABILITES AND PARTNER                  $8,927,341      $8,645,383
  DEFICIT                                      ===========     ===========



          See notes to Condensed Consolidated Financial Statements

                     AMERICAN REPUBLIC REALTY FUND I
               Condensed Consolidated Statement of Operations
                               (Unaudited)


                       Three Months Ended     Nine Months Ended
                           September 30,         September 30,
                       ----------------------   -------------------
 REVENUES                  1997      1996         1997        1996
                          ----      ----         ----        ----
 Rental income          $606,530   $606,345     1,842,164     1,783,439

Other property           15,812      9,829        39,802        27,789
                      ---------   --------     ---------     ---------
Total revenues          622,342    616,174     1,881,966     1,811,228


EXPENSES
Salaries & wages                 67,875    63,209        208,513     201,670
Maintenance & repairs           206,704    63,836        318,222     173,057
Utilities                        40,825    44,722        133,836     137,312
Real estate taxes                66,900    60,900        200,700     182,700
General administrative           28,665    25,601         58,086      67,967
Contract services                29,282    24,721         88,747      71,955
Insurance                        15,227    12,098         40,974      34,962
Interest                        387,527    66,971        513,794     202,821
Depreciation and amortization   165,871   155,000        467,871     465,000
Property management fees (a)     31,029    30,825         93,983      90,608
                              ---------  --------       --------   ---------
Total expenses                1,039,905   547,883      2,124,726   1,628,052


NET INCOME before             ($417,563)   $68,291     ($242,760)    $183,176
extraordinary item

Extraordinary item-            $348,836          0       348,836            0
Gain on Debt Extinguish

Net Income                     ($68,727)    68,291       106,076      183,176
                             ===========   ==========  ==========   =========

NET INCOME PER UNITS         $  (6.25)     $  6.21      $  9.64    $  16.65
                           ============   ==========    =========  =========

          See Notes to Condensed Consolidated Financial Statements



                   AMERICAN REPUBLIC REALTY FUND I

            Condensed Consolidated Statement of Cash Flows


                                                 Nine Months Ended
                                                   September 30,
                                                  1997        1996
                                                  ----        ----
CASH FLOWS FROM OPERATING ACITIVTY
Net income (loss)                              ($242,760)    $183,176

Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation and amortization                      53,000     465,000
Extraordinary Item                                348,836
Net Effect of changes in operating accounts

         Escrow deposits                         (516,831)    (222,908)
         Prepaid expenses                        (239,257)     (14,970)
         Accrued real estate taxes                200,056      168,700
         Security deposits                          5,235        9,075
         Accounts payable                          53,529      120,811
         Other assets                                   0       (9,653)
                                                ---------    ----------
Net cash provided by (used for)                    61,808      699,231
operating activities                            ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITES
   Proceeds from mortgage notes                (10,800,000)             0
   Repayment of mortgage notes payable          14,345,408      (636,1040)
   Repayment of notes payable to affiliates     (2,352,607)             0
   Repayment from amounts due affiliates        (1,275,739)      (205,153)
   Proceeds of amounts due affiliates                    0        208,407
                                                ----------      ---------
Net cash used for investing activities             (82,938)      (632,850)
                                                ----------       --------

NET INCREASE (DECREASE) IN CASH                    (21,130)      66,381
AND CASH EQUVILENTS
CASH AND CASH EQUIVELNTS,                            23,211      19,047
BEGINNING OF PERIOD

CASH AND CASH EQUIVELNTS, END OF                      $2,081     $85,428
PERIOD


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




Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION


FIRST NINE MONTHS 1997 COMPARED TO FIRST NINE MONTHS 1996

At September 30, 1997 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 93.70% for the first Nine Months of 1997, as compared to 94.8% for the first Nine Months of 1996.

Revenue from property operations increased $70,738, or 3.91%, for the first Nine Months of 1997, as compared to the 1996 first Nine Months. The increase in other income of $12,013 or 43.23% is primarily due to a increase in late and returned check charges over the prior year. The following table illustrates the components:
                          Increase           Per
                                             Cent
                          (Decreas          Change
                             e)

Rental income              $58,725           3.29%
Other property              12,013          43.23%
                           $70,738           3.91%



Property operating expenses increased $496,674, or 30.51%, for the first Nine Months of 1997, as compared to the same period in 1996, primarily due to increases in interest expense and maintenance & repairs. The increase in interest expense is due to the interest paid on the new mortgages and special limited partner equity. Maintenance and repairs increased primarily due to maintenance projects required by under the new mortgage notes. Contract services increased 16,792 or 23.34% due to increased costs for lawn care and rubbish. Insurance costs rose $6,012 or 17.2% due to higher overall insurance costs at the annual renewal. The following table illustrates the components by category:
                          Increase            Per Cent
                          (Decrease)           Change


Salaries & wages            $6,843               3.39%
Maintenance & repairs      145,165              83.88%
Utilities                  (3,476)               2.53%
Real estate taxes           18,000               9.85%
General administrative     (9,881)              14.54%
Contract services           16,792              23.34%
Insurance                    6,012              17.20%
Interest                   310,973             153.32%
Depreciation and             2,871               0.62%
amortization
Property management fees     3,375               3.72%
(a)
Net Increase (Decrease)   $496,674              30.51%














THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

At September 30, 1997 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 93.8% for the third quarter of 1997, as compared to 97% for the third quarter of 1996.

Revenue from property operations increased $6,168, or 1.00%, for the third quarter of 1997, as compared to the 1996 third quarter. The increase in other income of $5,983 or 60.87% is primarily due to an increase in late and returned check charges from the prior year. The following table illustrates the components:
                   Increase         Percent
                   (Decrease)       Change


Rental income          $185         0.03%
Other property        5,983         60.87
                                        %
Net Increase         $6,168         1.00%
(Decrease)



Property operating expenses increased $492,022, or 89.8%, for the third quarter of 1997, as compared to the same period in 1996, primarily due to increases in interest expense and maintenance & repairs. The increase in interest expense is due to the interest paid on the new mortgages and special limited partner equity. Maintenance and repairs increased primarily due to maintenance projects required by under the new mortgage notes. Contract services increased $4,561 or 18.45% due to increased costs for lawn care and
rubbish.   Insurance costs rose $3,129 or 25.86%  due to
higher overall insurance costs at the annual renewal.. The following table illustrates the components by category:

                      Increase           Percent
                     (Decrease)         Change

Salaries & wages        $4,666           7.38%
Maintenance &          142,868           223.8
repairs                                     0%
Utilities              (3,897)           8.71%
Real estate taxes        6,000           9.85%
General                  3,064           11.97
administrative                               %
Contract services        4,561           18.45
                                             %
Insurance                3,129           25.86
                                             %
Interest               320,556           478.6
                                            5%
Depreciation and        10,871           7.01%
amortization
Property management        204           0.66%
fees (a)
Net Increase          $492,022           89.80%
(Decrease)



LIQUIDITY AND CAPITAL RESOURCES


     While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

As of September 30, 1997, the Partnership had $2,081 in cash and cash equivalents as compared to $23,211 as of December
31, 1996 . The net decrease in cash of $21,130 is principally due to the partnership reducing it debt to affiliates.

Each asset of the fund refinanced its debt during the quarter. The fund retired debt with a face value of $6,500,000 and replace it with debt of $10,800,000. The new mortgages in the amounts of $4,000,000 $6,800,000 carry interest rates of 7.8% and 7.92% respectively. The notes come due August, 2007.

Net proceeds from the refinancing were used to reduce the notes payable to affiliates. During July, 1997 payments of $3,500,000 were made to reduce the debt to affiliates. This together with interest on the debt reduced the amounts due affiliates to $582,703 at September 30,1997.

A gain on retirement of debt arose with the note refinancing being triggered by the early retirement of the debt. The recognized gain of $348,836, was the difference between the carrying value of the debt and the funds necessary to retire the debt.

The properties were encumbered by two non-recourse mortgage notes as of December 31, 1996. These mortgages payable had a carrying value of $7,239,679 at December 31, 1996. The mortgage notes were entered into during 1993 and 1992 to refinance certain mortgage notes which were in default. The Partnership accounted for these transactions as troubled debt restructuring, and accordingly, are being carried at the total future cash outflows for principal and interest. Accordingly, no interest expense was or will be recorded on these notes.

Additionally, the general partner has provided funding to the Partnership in the form of notes payable with balances at December 31,1996 totaling $2,935,310 which accrue interest at prime plus 2% and are due on June 30, 2001, or upon demand. Additional funds have been provided by the general partner in the form of advances which totaled $1,282,696 at December 31, 1996. The general partner is not obligated to provide additional funding to the Partnership.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding any balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale, financing or refinancing of the Properties.

Formerly, the Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates were $124,505, $2,580,216 and $4,021,625 for each of the next three years.
The Partnership was not generating sufficient cash flows to meet these obligations. Management believed it would be able to refinance these debt obligations, and as discussed above management did obtain refinancing.




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

                                   Limited Partnership
Agreement,
                                   incorporated by reference
                              to Registration
                                   Statement No.2-81074
                                   effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25                            Power of Attorney,
incorporated by
                                   reference to Registration
Statement
                                   No. 2-81074 effective May
2, 1983.

     28                            None

     (B)  Reports on Form 8-K for the quarter ended September 30,
       1997.

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






     Date:     October 17, 1997