Form 10-K
period 1997-12-31
AMERICAN REPUBLIC REALTY FUND I
filed 1998-04-01
CIK 711512

                             FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington D. C.  20549

                           ANNUAL REPORT

    Pursuant to Section 13 or 15(d) of the Securities Exchange
                            Act of 1934
            For the Fiscal year ended December 31, 1997
                  Commission file number 0-11578

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     Exchange Act of 1934                          (No Fee Required)

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities

            Exchange Act of 1934          (No Fee Required)

                     AMERICAN REPUBLIC REALTY FUND I
        (Exact name of registrant as specified in its charter)

         Wisconsin                                      39-1421936
  (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                       Identification Number)

6210 Campbell Road, Suite 140, Dallas, Texas         75248
(Address of Principal Executive Office               (Zip Code)
Registrant's Telephone Number, Including area code   (972) 380-8000

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

                              PART I

Item 1.  Business

    The Registrant, American Republic Realty Fund I, (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated December 22, 1982. As of December 31, 1997, the Partnership consisted of an individual general partner, Mr. Robert J. Werra, (the "General Partner") and 926 limited partners owning 11,OOO limited partnership interests at $1,OOO per interest. The distribution of limited partnership interests commenced May 2, 1983 and ended April 17, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #0-11578) as amended.

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

    The Partnership competes in the residential and commercial rental markets. Univesco prepared marketing analyses for all property areas and determined that these areas contain other like properties which are considered competitive on the basis of location, amenities and rental rates. It is realistic to assume that additional properties similar to the foregoing will be constructed within their various market areas.

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

    Rents have generally been increasing in recent years due to the generally positive relationship between apartment unit supply and demand in the Partnership's markets. However, the properties are subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses and capitalized expenditures have increased as units are updated and made more competitive in the market place. (See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".)


Item 2.  Properties

    At December 31, 1997 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities.

Name and Location      General Description of the Property
Forestwood             A fee simple interest in a 263 unit
Apartments             apartment community located in
                       Bedford, Texas, purchased in 1983
                       containing 244,407 net rentable
                       square feet on approximately 14
                       acres of land.

Four Winds Apartments  A fee simple interest in an 100 unit
Phase I                community, located in Orange Park,
                       Florida, purchased in 1983,
                       containing approximately 110,716 net
                       rentable square feet on 10 acres of
                       land.

Four Winds Apartments  A fee simple interest in a 54 unit
Phase II               apartment community located in
                       Orange Park, Florida, adjacent to
                       four Winds Apartments I, purchased
                       in 1984 and containing approximately
                       61,500 net rentable square feet on
                       3.73 acres of land.

                          Occupancy Rates

                             Per Cent



                 1993   1994   1995   1996   1997
Four Winds I&II  91.40% 93.10% 93.60% 93.3%  92.0%

Forestwood       96.90% 96.90% 97.80% 96.6%  97.0%




The Properties are encumbered by non-recourse mortgages payable. For information regarding the encumbrances to which the properties are subject and the status of the related mortgage loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operating - Liquidity and Capital Resources" contained in Item 7 hereof and Note 2 to the Financial Statements contained in Item 8.



Item 3.  Legal Proceedings

    None.


Item 4.  Submission of Matters to a Vote of Security Holders



    No matters were submitted to a vote of the unit holders of the Partnership during the fourth quarter of 1997.

    By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided and qualified in the Limited Partnership Agreement, limited partners have voting rights for, among other things, the removal of the General Partner and dissolution of the Partnership.

                              PART II

Item 5.   Market for the Partnership's Securities and Related Unit
          Holder Matters


The Partnership's outstanding securities are in the form of Limited Partnership Interests ("Interests"). The distribution period for the sale of the Interests began May 2, 1983,and closed April 17, 1984. As of December 31, 1997 there were approximately 926 limited partners owning 11,000 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis, however, no such distributions have been made and none are anticipated in the immediate future due to the debt service requirements of the Partnership.

An analysis of taxable income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:

YEARS  INCOME    GAIN   LOSS       CASH
                               DISTRIBUTED
 1984      $0      $0     $342        $0
 1985       0       0     $291         0
 1986       0       0     $271         0
 1987       0       0     $279         0
 1988       0     $43      $63         0
 1989       0     $38     $127         0
 1990       0       0     $126         0
 1991       0       0     $122         0
 1992    $121       0        0         0
 1993      $2  $1,071        0         0
 1994     $17       0        0         0
 1995       0 (a)   0        0         0
 1996     $45       0        0         0
 1997      $0       0      $70         0

(a) For Federal Income Tax purposes income only was reallocated in accordance with 704(b) and the regulations promulgated thereunder of the Internal Revenue code of 1986 as amended.

Item 6:   Selected Financial Data

The following table sets forth selected financial data regarding the Partnership's results of operations and financial position as of the dates indicated. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 hereof and Financial Statements and notes thereto contained in Item 8.


     Year Ended December 31.
(in thousands except unit and per
          unit amounts)

                                    1997  1996  1995  1994  1993

Limited Partner Units Outstanding  11,000  11,000 11,000 11,000 11,000

Statement of Operations
  Total Revenues                   $2,534 $2,458 $2,409 $2,311 $2,315
  Net Income (Loss) before          (112)    258   248   233    353
  extraordinary items
  Extraordinary Item-gain on         252      0     0     0     0
  extinguishment of debt
  Extraordinary Item - gain on         0      0     0     0   451
  forgiveness of debt
  Net Income                          140    258   248   233   804
  Limited Partner Net Income per     12.60 23.22 22.31 20.93 72.35
  Unit - Basic
  Cash Distributions to Limited        0     0     0     0     0
  Partners per Unit  - Basic


Balance Sheet:
  Real Estate, net                 $8,134 $8,420 $8,954 $9,522 $10,062
  Total Assets                      9,092  8,645  9,099  9,795  10,268
  Mortgages Payable                10,770  7,240  7,998  8,757   9,516
  Notes Payable to Affiliate          760  2,935  3,108  3,444   3,392
  Partner's Deficit                (2,835)(2,975)(3,233)(3,481) (3,713)

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 -
"Selected Financial Data" and Item 8 - "Financial Statements and
Supplemental Information" .

Results of Operations: 1997 VERSUS 1996 -

Revenue from Property Operations increased $75,345 or 3.06% as compared to 1996. This increase is primarily attributed to a $59,982 increase in rental revenues which was principally due to an increase in rents partially offset by a slight decrease in average occupancy. Interest income increased $8,266 due to an increase in available funds for investment during 1997. The increase in other operating revenues of $7,097 were principally caused by a increase in fees from tenants and vending revenues. The following table illustrates the increases:

                  Increase

Rental income     $59,982
Interest            8,266
Other               7,097
Net Increase      $75,345

Property operating expenses for 1997 increased $445,118 or 20.23%. Interest expense on mortgage payable increased $482,222 due primarily to refinancing of both properties mortgages. (See discussion below - Gain on Early Estingushment of Debt). Interest expense on Note payable to affiliates decreased due to the repayment of a substantial portion of the amount owed to affiliates with excess proceeds from the refinancing of the mportgages payable. General and administrative expenses increased due primarily to increased professional fees and payroll expenses. Maintenance and repairs increased $26,109 or 8.64% due primarily to deferred maintenance items required by the new mortgage lenders. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note 3 to the Financial Statements and Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                  Increase
                  (Decrease)

Interest Expense on N/P Affiliate    $(123,679)
Interest Expense on Mortgages Pay      482,222
General administrative                   5,565
Maintenance & repairs                   26,109
Utilities                                 (531)
Real estate taxes                        2,371
Advertising and Marketing                1,693
Depreciation and amortization           47,417
Property management fees                 3,951
Administrative Service fee                   0

Net Increase                          $445,118

Extraordinary Item - Gain on Early Extinguishment of Debt

Until their repayment in July 1997 with proceeds obtained through the issuance of new mortgage notes, the then existing mortgage notes, as a result of a previous year troubled debt restructuring, were carried at a value equal to to future cash outflows for principal and interest less total payments made. All principal and interest payments directly reduced the carrying value of the debt, and no interest expense was recognized. As a result of the early extinguishment of these debt instruments, a non-cash gain of $251,785 was recorded during 1997.

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

                  Increase
                  (Decrease)

Rental income     59,184
Interest          (2,464)
Other             (7,533)
Net Increase      49,187

Property operating expenses for 1996 increased $39,127 or 1.81%. Interest expense on note payable to affiliates decreased due primarily to reduction in long term debt as a result of normal amortization of the loan balance. The increase in real estate taxes is due to increases in valuation of properties and anticipated increases in property tax rates. General and administrative expenses increased due primarily to increased professional fees and payroll expenses. Maintenance and repairs increased $65,596 or 27.74% due primarily to exterior painting, parking lot and roof repairs. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note 3 to the Financial Statements and Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                  Increase
                  (Decrease)

Interest Expense on N/P Affiliates  (38,896)
General administrative               12,775
Maintenance & repairs                65,596
Utilities                           (12,813)
Real estate taxes                    22,387
Advertising and Marketing             2,514
Depreciation and amortization       (14,865)
Property management fees              2,429
Administrative Service Fee                0

Net Increase                         39,127

Liquidity and  Capital Resources

While it is the General Partner's primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal. At this time, there is no plan to dispose of either Property.

As of December 31, 1997, the Partnership had $16,900 in cash and cash equivalents as compared to $23,211 as of December 31, 1996.
See Note 3 to the Financial Statements contained in Item 8 for information regarding related party transactions.

The properties are encumbered by two non-recourse mortgage notes as of December 31, 1997. These mortgages payable have a carrying value of $10,769,977 at December 31, 1997. The mortgage notes were entered into during 1997 to refinance certain mortgage notes. (See earlier discussion entitled "Extraordinary Item - Gain on Early Extiguishment of Debt"). The refinancing of these mortgage notes resulted in a gain from early extinguishment of debt.

Additionally, the general partner has provided funding to the Partnership in the form of notes payable with balances at December 31,1997 totaling $759,788 which accrue interest at rates ranging from prime plus 2% to 10% and are due on June 30, 2001, or upon demand The general partner is not obligated to provide additional funding to the Partnership.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding any balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund balloon mortgage payments will be proceeds from the sale, financing or refinancing of the Properties.

The Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are $94,927, $102,678, $111,063, $879,919 and
$129,941 for each of the next five years.

Year 2000
The partnership anticipates that it will not incur any costs associated with its computers and building operating systems as it relates to the conversion to the year 2000.

Risk Associated with Forward-Looking Statements Included in this Form 10- K
    This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the Properties.
The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.
Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate.
In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

AMERICAN REPUBLIC REALTY FUND I
(A WISCONSIN LIMITED PARTNERSHIP)

ITEM 8 - FINANCIAL STATEMENTS AND SCHEDULE INDEX


                                                               Page

INDEPENDENT AUDITORS' REPORT                                    1

COMBINED BALANCE SHEETS                                         2

COMBINED STATEMENTS OF INCOME                                   3

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)               4

COMBINED STATEMENTS OF CASH FLOWS                               5

NOTES TO COMBINED FINANCIAL STATEMENTS                         6-11

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION       12-13

INDEPENDENT AUDITORS' REPORT


To the General Partner
   and Limited Partners of
   American Republic Realty Fund I
Dallas, Texas

We have audited the accompanying combined balance sheets of American Republic Realty Fund I and subsidiary (a Wisconsin limited partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related combined statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). The combined financial statements and combined financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the combined financial statements and combined financial statement schedule based on our audits.

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

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

/S/DELOITTE & TOUCHE LLP

Dallas, Texas
February 23, 1998

AMERICAN REPUBLIC REALTY FUND I
(A Wisconsin Limited Partnership)

COMBINED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


ASSETS                                                   1997        1996

INVESTMENTS IN REAL ESTATE AT COST:
Land                                                  $1,822,718  $1,822,718
Buildings, improvements and furniture and fixtures    15,348,507  14,994,509

                                                      17,171,225  16,817,227

Less accumulated depreciation                         (9,037,393) (8,397,635)

                                                       8,133,832   8,419,592

CASH AND CASH EQUIVALENTS                                 16,900      23,211

ESCROW DEPOSITS                                          702,955     182,966

DEFERRED FINANCING COSTS, Net of accumulated amortization
of $11,472 at December 31, 1997                          217,958        -

PREPAID EXPENSES                                          20,686      19,614

TOTAL                                                 $9,092,331  $8,645,383


LIABILITIES AND PARTNERS' DEFICIT

MORTGAGES PAYABLE                                    $10,769,977  $7,239,679

NOTES PAYABLE TO AFFILIATES                              759,788    2,935,310

AMOUNTS DUE AFFILIATES                                    45,235    1,282,696

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                     306,030     117,202

SECURITY DEPOSITS                                          46,591      45,746

                                                       11,927,621  11,620,633

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT                                     (2,835,290) (2,975,250)

TOTAL                                                 $9,092,331  $8,645,383


See notes to combined financial statements.

AMERICAN REPUBLIC REALTY FUND I
(A Wisconsin Limited Partnership)

COMBINED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                       1997      1996       1995

INCOME:
   Rentals                                   $2,479,762  $2,419,780 $2,360,596
   Interest                                      12,343       4,077      6,541
   Other                                         41,692      34,595     42,128

           Total income                       2,533,797   2,458,452  2,409,265

OPERATING EXPENSES:
Interest expense on note payable to affiliates  179,024     302,703    341,599
Interest expense on mortgages payable           482,222        -          -
General and administrative                      388,767     383,202    370,427
Maintenance and repairs                         328,152     302,043    236,447
Utilities                                       181,441     181,972    194,785
Real estate taxes                               256,902     254,531    232,144
Advertising and marketing                        41,046      39,353     36,839
Depreciation and amortization                   651,230     603,813    618,678
Property management fee to affiliate            126,830     122,879    120,450
Administrative service fee to general partner    10,008      10,008     10,008

Total operating expenses                      2,645,622   2,200,504  2,161,377

NET INCOME (LOSS) BEFORE
EXTRAORDINARY GAIN                             (111,825)    257,948    247,888

EXTRAORDINARY GAIN - Gain on early
extinguishment of debt                           251,785       -         -

NET INCOME                                      $139,960   $257,948   $247,888

NET INCOME PER LIMITED PARTNERSHIP
UNIT - BASIC:
Net income (loss) before extraordinary gain      $(10.06)    $23.22     $22.31
Extraordinary gain - Gain on early
extinguishment of debt                             22.66        -          -

Net income - Basic                                $12.60     $23.22     $22.31

LIMITED PARTNERSHIP UNITS
   OUTSTANDING - BASIC                            11,000     11,000    11,000

See notes to combined financial statements.

AMERICAN REPUBLIC REALTY FUND I
(A Wisconsin Limited Partnership)

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                     General   Limited
                                     Partner   Partners    Total

BALANCE, JANUARY 1, 1995              $50,884  $(3,531,970)  $(3,481,086)

   Net income                           2,479      245,409       247,888

BALANCE, DECEMBER 31, 1995             53,363   (3,286,561)   (3,233,198)

   Net income                           2,579      255,369       257,948

BALANCE, DECEMBER 31, 1996             55,942   (3,031,192)   (2,975,250)

   Net income                           1,400      138,560       139,960

BALANCE, DECEMBER 31, 1997            $57,342  $(2,892,632)  $(2,835,290)


See notes to combined financial statements.

AMERICAN REPUBLIC REALTY FUND I
(A Wisconsin Limited Partnership)

COMBINED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                     1997      1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $139,960 $257,948 $247,888
Adjustments to reconcile net income to
cash provided by operations:
Extraordinary gain on early extinguishment of debt   (251,785)   -        -
Depreciation and amortization                         651,230  603,813 618,678
Change in assets and liabilities:
Escrow deposits                                       (91,894) (80,458) 43,557
Security deposits                                         845   (5,672)(5,122)
Accounts payable and accrued expenses                 188,828   62,940(10,845)
Prepaid expenses                                       (1,072)   3,982 (3,837)

                                                       496,152 584,605 642,431

Net cash provided by operating activities              636,112 842,553 890,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate                     (353,998)   (69,345)  (50,396)
Net payments to reserve for replacement        (428,095)      -         -

Net cash used in investing activities          (782,093)   (69,345)  (50,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to mortgages payable                   10,800,000     -         -
Deferred financing costs                           (229,430)    -         -
Payments on mortgages payable                  (7,017,917) (758,646) (758,647)
Payments on notes payable to affiliates        (2,175,522) (172,771) (336,412)
(Payments) proceeds on amounts due affiliates  (1,237,461)  162,373   166,894

Net cash provided by (used in) financing activities 139,670 (769,044)(928,165)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (6,311)   4,164  (88,242)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         23,211   19,047  107,289

CASH AND CASH EQUIVALENTS, END OF YEAR              $16,900   $23,211 $19,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest           $1,775,590 $302,703 $330,968

Extraordinary gain on early extinguishment of debt $(251,785) $   -       $-


See notes to combined financial statements.

AMERICAN REPUBLIC REALTY FUND I
(A WISCONSIN LIMITED PARTNERSHIP)

NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

   An aggregate of 20,000 units valued at $1,000 per unit is authorized, of which 11,000 were outstanding for each of the three years ended December 31, 1997. Under the terms of the offering, no additional units will be offered.

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

   Income Taxes - No provision has been made for income taxes since these taxes are the personal responsibility of the individual partners. For tax purposes, the basis of the Partnership assets is $4,471,554 at December 31, 1997.

   Revenue Recognition - The Partnership has leased substantially all of its investments in real estate under operating leases for periods generally less than one year.

   Deferred Financing Costs - Costs incurred to obtain mortgage financing are being amortized over the life of the mortgage using the straight-line method.

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

   Computation of Earnings Per Unit - The Partnership has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Comparative earnings per unit data have been restated to conform to the adoption of this new standard. Basic earnings per unit is computed by dividing net income
   (loss) attributable to the limited partners' interests by the weighted average number of units outstanding. Earnings per unit assuming dilution would be computed by dividing net income
   (loss) attributable to the limited partners' interests by the weighted average number of units and equivalent units outstanding. The Partnership has no equivalent units outstanding for any period presented.

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

   Other - SFAS No. 130, "Reporting on Comprehensive Income," was issued in June 1997 and established standards for reporting and presenting comprehensive income in financial statements. It is effective for periods beginning after December 15, 1997, and will be adopted by the Partnership effective January 1, 1998. The Partnership anticipates the adoption of SFAS No. 130 will not have any impact on its current disclosures.

   Also issued in June 1997 was SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 may require additional disclosure by the Partnership and will be effective for the Partnership beginning January 1, 1998.

   SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," was issued in February 1998 and revises disclosures about pension and other postretirement benefit plans. It is effective for periods beginning after December 15, 1997, and will be adopted by the Partnership effective January 1, 1998. As the Partnership does not have any such benefit plans, the adoption will not have any impact on its current disclosures.

2. MORTGAGES PAYABLE

   Mortgages payable at December 31, 1997 and 1996, consisted of the following:

                                                  1997       1996

    7.92% mortgage note, original face value $6,800,000, payable in monthly principal and interest payments of $49,517 through
    August 1, 2007, at which time a lump-sum payment of
    approximately $5,945,187 is due.  This mortgage note is
    secured by real estate assets with a net book value of
    approximately $5,184,350.                       $6,781,266      $ -

    7.8% mortgage note, original face value $4,000,000, payable in monthly principal and interest payments of $28,795 through
    August 1, 2007, at which time a lump-sum payment of
    approximately $3,488,279 is due.  This mortgage note is
    secured by real estate assets with a net book value of
    approximately $2,949,482.                          3,988,711    -

    9.125% mortgage note, original face value $4,300,000,
    payable in monthly principal and interest payments of
    $36,454 through February 1, 1998, at which time a lump-sum payment of approximately $4,010,000 was due. As a result of a previous-year troubled debt restructuring, the mortgage note was
    carried at a value equal to total future cash outflows for principal
    and interest, less total payments made.  All principal and interest
    payments directly reduced the carrying value of the debt,
    and no interest expense was recognized over the life of the note.  The mortgage note was repaid with proceeds from the
    refinancing that occurred in July 1997.                -      4,571,566

                                                          1997       1996

    10.125% mortgage note, original face value $2,750,000, payable in monthly principal and interest payments of $26,766 through
    July
    1997, at which time a lump-sum payment of approximately
    $2,473,000 was due. As a result of previous-year troubled debt restructuring, the mortgage note was carried at a value equal to total
    future cash outflows for principal and interest, less total payments
    made.  All principal and interest payments directly reduced the carrying value of the debt, and no interest expense was
    recognized over the life of the note.  The mortgage note was repaid with proceeds from the refinancing that occurred
    in July 1997.                                    $  -         $2,668,113

                                                     $10,769,977  $7,239,679

   The mortgages payable are collateralized by their related investments in real estate.

   The following sets forth the required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates.

    1998                                                 $ 94,927
    1999                                                  102,678
    2000                                                  111,063
    2001                                                  879,919
    2002                                                  129,941
    Thereafter                                         10,211,237

3. RELATED PARTY TRANSACTIONS

   The partnership agreement specifies certain fees to be paid to the general partner or his designee. An affiliate of the general partner receives an ongoing property management fee generally payable at 5% of the Partnership's gross receipts. The following fees and reimbursement of Partnership administrative expenditures were earned by an affiliate of the general partner in 1997, 1996 and 1995:

                                          1997    1996     1995

    Property management fee           $126,830 $122,879 $120,450
    Administrative service fee          10,008   10,008   10,008

   The general partner held a $1,300,000 promissory note of the Partnership for each of the two years ended December 31, 1996, which bore interest at a rate of 10%. This note was scheduled to mature on June 30, 2001; however, in July 1997, the note was paid off with excess funds from the mortgage refinancings. At December 31, 1996, the payable balance of $1,300,000 is included in notes payable to affiliates. Accrued interest of $987,750 at December 31, 1996, is included in amounts due to affiliates.
   For each of the three years ended December 31, 1997, 1996 and 1995, interest expense incurred on the note was $65,000, $130,000 and $130,000, respectively.

   At December 31, 1997 and 1996, a note payable bearing interest at a rate of 10% was owed to an affiliate of the general partner. The note balance, which is included in notes payable to affiliates, was $300,461 and $350,000 at December 31, 1997 and 1996, respectively. The note is scheduled to mature on June 30, 2001. No payments of principal and interest were scheduled to be paid until maturity; however, a payment of $355,000 was made with excess funds from the refinancing in July 1997, including a $305,461 payment for accrued interest. For each of the years ended December 31, 1997, 1996 and 1995, interest expense incurred on the note was $31,904, $35,000 and $35,000, respectively. Accrued interest of $18,779 and $292,336 at December 31, 1997 and 1996, respectively, is included in amounts due to affiliates.

   At December 31, 1997 and 1996, a note payable bearing interest at prime plus 2% was owed to the general partner. The note balance, which is included in notes payable to affiliates, was $459,327 and $1,076,444 at December 31 1997 and 1996,
   respectively. Unpaid principal and interest is due on June 30, 2001, or upon demand. There is no accrued interest payable at December 31, 1997 and 1996. For the years ended December 31, 1997, 1996 and 1995, interest expense incurred on the note was $66,996, $116,950 and $157,429, respectively.

   The general partner had made advances under a note agreement to the Partnership which bore interest at prime plus 2%. At December 31, 1996, the total advances under this note were $208,866, including accrued interest of $20,279; however, the advances, plus accrued interest of $30,768, were paid off with excess funds from the refinancing in July 1997.

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

5. RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

   If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principles ("GAAP"), the excess of expenses over revenues for 1997 would have been as follows:

  Net income per accompanying financial statements                $139,960
  Add - book basis depreciation and amortization expense using
  straight-line method                                             651,230
  Deduct - revenues and expenses recognized by GAAP               (282,086)
  Deduct - income tax basis depreciation and amortization expense
  using ACRS method                                               (755,401)
  Deduct - difference in income tax basis interest expense        (513,675)

  Excess of expenses over revenues, accrual income tax basis     $(759,972)

6. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short-term receivables, accounts payable and other liabilities.

   Management has reviewed the carrying values of its mortgages payable and its notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 1997 and 1996.

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

                              ******

AMERICAN REPUBLIC REALTY FUND I
(A Wisconsin Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997

                                     Initial Cost
                                    to Partnership

                                               Buildings           Total
Description                Encum-                 and          Subsequent to
                           brances     Land   Improvements       Acquisition

26 two-story apartment
buildings of concrete
block construction
with stucco and cedar
exterior and gabled
roofs located in
Jacksonville, Florida      (b)      $583,000   $5,686,771      $189,677

37 two-story apartment
buildings  of concrete
block construction
with brick veneer,
stucco and wood
siding exterior
and  composition.
shingled roofs located
in Bedford, Texas        (b)       $1,239,718    8,679,421     $792,638
                                   @1,822,718  $14,366,192     $982,315




                                Gross Amounts at Which
                                Carried at Close of Year

                                        Buildings
Description                                and                  Accumulated
                                 Land   Iprovements   Total     Depreciation
26 two story apartment
buildings of concrete
block construction
with stucco and cedar
exterior and gabled
roofs located in
Jacksonville, Florida         $583,000  $5,876,448  $6,459,448  $3,509,966

37 two story apartment
buildings of concrete
block construction
with brick vaneer
stucco and wood
siding exterior
and composition
shingled roofs located
in Bedford, Texas              1,239,718   9,472,059   10,711,777  5,527,427
                              $1,822,718 $15,348,507  $17,171,225 $9,037,393




                                                                 Life on Which
                                  Date of        Date            Depreciation
Description                     Construction     Acquired        Is Computed


26 two-story apartment          Phase I comp-
buildings of concrete           lete at date
block of construction           acquired;        9/12/83         (a)
with stucco and cedar           Phase II com-
exterior and gabled             plete at date
roofs located in                acquired         5/1/84          (a)
Jacksonville, Florida

37 two-story apartment
buildings of concrete
block construction
with brick veneer
stucco and wood
siding exterior
and composition
shingled roofs located          Complete at
in Bedford, Texas               date acquired    12/20/83        (a)


NOTES TO SCHEDULE III:

(a)See Note 1 to financial statements outlining depreciation methods and lives.

(b)See description of mortgages and notes payable in Note 2 to the financial statements.

(c)The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 1997, 1996 and 1995, is as follows:


                                             Investments     Accumulated
                                           in Real Estate   Depreciation

    BALANCE, JANUARY 1, 1995                $16,697,486     $7,175,144

       Additions                                 50,396             -
       Depreciation expense                           -        618,678

    BALANCE, DECEMBER 31, 1995               16,747,882      7,793,822

       Additions                                 69,345           -
       Depreciation expense                            -       603,813

    BALANCE, DECEMBER 31, 1996               16,817,227      8,397,635

       Additions                                353,998           -
       Depreciation expense                         -          639,758

    BALANCE, DECEMBER 31, 1997              $17,171,225     $9,037,393


(d) Aggregate cost for federal income tax purposes is $16,743,336.

Item 9.   Disagreements on Accounting and Financial Disclosure

    The Registrant has not been involved in any disagreements on accounting and financial disclosure.


                               PART III

    Item 1O.  Directors and Executive Officer of the Partnership

          The Partnership itself has no officers or directors. Robert J. Werra is the General Partner of the Partnership.

    Robert J. Werra, 59, the General Partner, Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 198O, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

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

    For the years ended December 31, 1997, 1996 and 1995, property management fees earned totaled $126,830, $122,879 and $120,450, respectively. An additional administration service fee was paid to the General Partner of $10,008, $10,008 and $10,008 for the years ended December 31, 1997, 1996 and 1995 respectively.

          Item 12.  Security Ownership of Certain Beneficial Owners and
     Management

          (a) No one owns of record, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.


          (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. Persons performing functions similar to those of officers and directors of the Partnership, beneficially own, the following Units of the Partnership as of March 1, 1998.

                                       Amount and Nature
Title                  Name of          of Beneficial       Percent
of Class          Beneficial Owner         Ownership      of Interest

Limited            Robert J. Werra           526              4.80%
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

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 1997.

               None.

     (C)  Exhibits

          3. Certificate of Limited Partnership, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          4. Limited Partnership Agreement, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          9.   Not Applicable

          1O.  Not Applicable

          11.  Not Applicable

          12.  Not Applicable

          13. Reports to security holders, incorporated by reference from Registrant's Quarterly Reports on Form 1O-Q, dated September 30, 1997.

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




    March 30, 1998