Form 10-Q
period 1998-03-31
AMERICAN REPUBLIC REALTY FUND I
filed 1998-04-22
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

  For Quarter Ended March 31, 1998      Commission file number 0-11578

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

Consolidated Balance Sheet as of March 31, 1998 and
December 31, 1997                                                 Page 3

     Consolidated Statements of Operations for the Three
     Months Ended March 31, 1998 and 1997                         Page 4

     Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 1998 and 1997                         Page 5



Item 2.  Results of Operations and Management's Discussion
and Analysis of Financial Condition                               Page 6

     Liquidity and Capital Resources                              Page 7

     Other Information                                            Page 8

     Signatures                                                   Page 9



The statements, in so far as they relate to the period subsequent to December 31, 1997, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                    AMERICAN REPUBLIC REALTY FUND I
                  Condensed Consolidated Balance Sheets
                                            March 31     December 31
                                             1998           1997
                                         (Unaudited)

ASSETS
        Real Estate assets, at cost
        Land                             $1,822,718     $1,822,718
        Buildings and improvements       15,348,507     15,348,507
                                         17,171,225     17,171,225
         Less: Accumulated depreciation  (9,197,393)    (9,037,393)
               Real Estate,net            7,973,832      8,133,832
  Cash including cash investments            67,404         16,900
        Escrow deposits                     519,212        702,955
        Prepaid Expenses                     13,464         20,686
        Deferred Financing Fees             203,087        217,958

               TOTAL ASSETS              $8,776,999     $9,092,331


LIABILITIES AND PARTNERS'EQUITY:

LIABILITIES
      Mortgage and notes Payable         $10,739,160   $10,769,977
      Note Payable to affiliates             690,752       759,788
      Amounts due affiliates                     123        45,235
        Real estate taxes payable             67,500             0
        Security deposits                     48,169        46,591
        Accounts payable &                   191,048       306,030
        accrued expenses

             Total liabilities            11,736,752    11,927,621

PARTNERS CAPITAL (DEFICIT)
        Limited Partners           (3,015,850)     (2,892,632)
        General  Partner               56,097          57,342

Total Partners Capital (Deficit)   (2,959,753)     (2,835,290)


TOTAL LIABILITIES AND               $8,776,999     $9,092,331
PARTNER DEFICIT
         See notes to Condensed Consolidated Financial Statements




                   AMERICAN REPUBLIC REALTY FUND I
           Condensed Consolidated Statement of Operations
                             (Unaudited)






                            Three Months Ended
                                 March 31,
REVENUES                              1998           1997

Rental income                       $638,847         $599,779
Other property                        11,740            8,984
Total revenues                       650,587          608,763

EXPENSES
Salaries & wages                      61,627           63,277
Maintenance & repairs                 87,568           52,731
Utilities                             48,033           51,936
Real estate taxes                     67,500           66,900
General administrative                26,242            7,532
Contract services                     28,218           28,126
Insurance                             15,223           12,098
Interest                             233,240           61,727
Depreciation and amortization        174,871          151,000
Property management fees (a)          32,528           30,419
Total expenses                       775,050          525,746

Net Income                         ($124,463)         $83,017

NET INCOME PER UNIT                 $ (11.31)          $ 7.55

          See Notes to Condensed Consolidated Financial Statements


                  AMERICAN REPUBLIC REALTY FUND I

           Condensed Consolidated Statement of Cash Flows
      See Notes to Condensed Consolidated Financial Statements
                            Unaudited
                                                    Three Months Ended
                                                         March 31,
                                                     1998         1997

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                  ($124,463)     $83,017
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
   Depreciation and amortization                     160,000      151,000

    Net Effect of changes in operating accounts
                     Escrow deposits                 183,743      (60,099)
                     Prepaid expenses                  7,222        6,152
                     Accrued real estate taxes        67,500       66,900
                     Security deposits                 1,578         (489)
                     Accounts payable               (114,982)      30,890
                     Other assets                     14,871            0
                     Net cash provided by            195,469      277,371
                    (used for) operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
      Repayment of mortgage notes payable           (30,817)     (220,847)
      Repayment of notes payable to affiliates      (69,036)            0
      Repayment of amounts due affiliates           (45,112)      (23,255)
Net cash used for investing activities             (144,965)     (244,102)

NET INCREASE (DECREASE) IN CASH AND                  50,504        33,269
CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING                 16,900        23,211
OF PERIOD

CASH AND CASH EQUIVALENTS, END OF                    $67,404      $56,480
PERIOD



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




Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION


FIRST THREE MONTHS 1998 COMPARED TO FIRST THREE MONTHS 1997

At March 31, 1998 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 95.0% for the first Three Months of 1998, as compared to 90.25% for the first Three Months of 1997.

Revenue from property operations increased $39,068, or 6.51%, for the first Three Months of 1998, as compared to the 1997 first Three Months. The increase in other income of $2,756 or 30.68% is primarily due to a increase in late and returned check charges over the prior year. The following table illustrates the components:

                   Increase         Percent
                  (Decrease)        Change

Rental income                      $39,068         6.51%
Other property                       2,756        30.68%
Net Increase (Decrease)            $41,824         6.87%


Property operating expenses increased $249,304, or 47.42%, for the first Three Months of 1998, as compared to the same period in 1997, primarily due to increases in interest expense and maintenance & repairs. The increase in interest expense is due to the refinancing of the properties within the fund. Maintenance and repairs increased primarily due to maintenance projects required by under the new mortgage notes. Insurance costs rose $3,125 or 25.83% due to higher overall insurance costs at the annual renewal. The following table illustrates the components by category:

                       Increase         Percent
                       (Decrease)       Change

Salaries & wages                             $(1,650)          2.61%
Maintenance & repairs                         34,837          66.07%
Utilities                                     (3,903)          7.52%
Real estate taxes                                600           0.90%
General administrative                        18,710         248.41%
Contract services                                 92           0.33%
Insurance                                      3,125          25.83%
Interest                                     171,513         277.86%
Depreciation and amortization                 23,871          15.81%
Property management fees (a)                   2,109           6.93%
Net Increase (Decrease)                     $249,304          47.42%




LIQUIDITY AND CAPITAL RESOURCES


     While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

As of March 31, 1998, the Partnership had $67,404 in cash and cash equivalents as compared to $16,900 as of December
31, 1997 . The net decrease in cash of $50,504 is principally due to the properties operations.

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

The Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are $94,927, $102,678, and $111,063 for each of the next three years.




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

                                   Limited Partnership Agreement,
                                   incorporated by reference to Registration
                                   Statement No.2-81074 effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25 Power of Attorney,incorporated by reference to Registration Statement No. 2-81074 effective May 2, 1983.

     28                            None

     (B)  Reports on Form 8-K for the quarter ended March 31,1998.


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






     Date:     April 22, 1998