Form 10-Q
period 1998-06-30
AMERICAN REPUBLIC REALTY FUND I
filed 1998-08-06
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

            Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

      For Quarter Ended June 30, 1998    Commission file number 0-11578



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

                         Yes:__Y__        No:_____


               REGISTRANT IS A LIMITED PARTNERSHIP








                         TABLE OF CONTENTS




Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:

    Consolidated Balance Sheet as of June 30, 1998 and
    December 31, 1997                                          Page 3

    Consolidated Statements of Operations for the Six
    Months Ended June 30, 1998 and 1997                        Page 4

    Consolidated Statements of Cash Flows for the Six
    Months Ended June 30, 1998 and 1997                        Page 5



Item 2.Results of Operations and Management's Discussion
       and Analysis of Financial Condition                    Page 6

         Liquidity and Capital Resources                      Page 8

         Other Information                                    Page 9

         Signatures                                           Page 10



The statements, insofar as they relate to the period subsequent to December 31, 1997, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                    AMERICAN REPUBLIC REALTY FUND I
                 Condensed Consolidated Balance Sheets
                   June 30      December 31,
                     1998           1997
                 (Unaudited)
ASSETS
        Real Estate assets, at cost
        Land                            $1,822,718   $1,822,718
        Buildings and                   15,348,507   15,348,507
        improvements
                                        17,171,225   17,171,225
            Less: Accumulated          (9,357,393)   (9,037,393)
                  depreciation
            Real Estate net             7,813,832     8,133,832

        Cash including cash                 70,429       16,900
        investments
        Escrow deposits                    538,552      702,955
        Prepaid Expenses                    43,888       20,686
        Deferred Financing Fees            188,215      217,958

                TOTAL ASSETS            $8,654,916   $9,092,331


LIABILIBITIES & PARTNERS'EQUITY:

LIABILITIES

        Mortgage and notes payable     $10,715,511   $10,769,977
        Note Payable to affuliates         674,008       759,788
        Amounts due affiliates                 749        45,235
        Real estate taxes payable          135,000             0
        Security deposits                   51,562        46,591
        Accounts payable &                 173,582       306,030
        accrued expenses

 Total liabilities                      11,750,412    11,927,621

PARTNERS CAPITAL (DEFICIT)
        Limited Partners               (3,151,236)   (2,892,632)
        General  Partner                   55,740        57,342

  Total Partners Capitral (Deficit)    (3,095,496)   (2,835,290)



  TOTAL LIBILITES AND PARTNER DEFICIT    $8,654,916    $9,092,331




    See notes to Condensed Consolidated Financial Statements




                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Operations
                           (Unaudited)





                         Three Months Ended      Six Months Ended
                              June 30,               June 30,

REVENUES                      1998     1997        1998    1997

Rental income            $647,333   $635,855    $1,286,180 $1,235,634
other property             15,565     15,006        27,305     23,990
Total revenues            662,898    650,861     1,313,485  1,259,624


EXPENSES
Salaries & wages                  75,447    77,361   137,074   140,638
Maintenance & repairs            111,272    58,787   198,840   111,518
Utilities                         43,636    41,075    91,669    93,011
Real estate taxes                 67,500    66,900   135,000   133,800
General administrative            27,019    21,889    53,261    29,421
Contract services                 27,831    31,339    56,049    59,465
Insurance                         12,025    13,649    27,248    25,747
Interest                         225,913    64,540   459,153   126,267
Depreciation and amortization    174,871   151,000   349,742   302,000

Property management fees (a)      33,127    32,535    65,655    62,954
Total expenses                   798,641   559,075 1,573,691 1,084,821




Net Income                     ($135,743)  $91,786  (260,206) $174,803


NET INCOME PER UNITS             $(12.34)    $8.34   $(23.66)   $15.89






  See Notes to Condensed Consolidated Financial Statements



                 AMERICAN REPUBLIC REALTY FUND I

       Condensed Consolidated Statement of Cash Flows
  See Notes to Condensed Consolidated Financial Statements
                          Unaudited



                                                 Six  Months
                                                   Ended
                                                  June 30,
                                              1998          1997

CASH FLOWS FROM OPERATING  ACTIVITY
Net income (loss)                              ($260,206)    $174,803
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization                    320,000      302,000

Net Effect of changes in operating accounts
           Escrow deposits                        164,403     (49,247)
           Prepaid expenses                       (23,202)    (38,992)
           Accrued real estate taxes              135,000     133,156
           Security deposits                        4,971       4,579
           Accounts payable                      (132,448)     29,996
           Other assets                            29,743           0
Net cash provided by (used for) operating         238,261     556,295
activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Repayment of mortgage notes payable             (54,466)    (350,311)
  Repayment of notes payable to affiliates        (85,780)           0
  Proceeds from amounts due affiliates            (44,486)           0
  Repayment of amounts due affiliates                         (167,527)
Net cash used for investing activities           (184,732)    (517,838)

NET INCREASE (DECREASE) IN CASH                    53,529       38,457
AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS,                         16,900       23,211
BEGINNING OF PERIOD

CASH AND CASH EQUIVALENTS, END OF PEROD           $70,429      $61,668



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









Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

At June 30, 1998 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 95.8% for the second quarter of 1998, as compared to 95% for the second quarter of 1996.

Revenue from property operations increased $12,037, or 1.85%, for the second quarter of 1998, as compared to the 1997 second quarter. The increase in rental income of $11,478 or 1.81% is primarily due to an increase in occupancy and rental rates. The following table illustrates the components:

                               Increase          Per Cent
                               (Decrease)         Change

Rental income                     11,478         1.81%
Other property                       559         3.73%
Net Increase (Decrease)           12,037         1.85%





Property operating expenses increased $239,566, or 42.85%, for the second quarter of 1998, as compared to the same period in 1997, primarily due to increases in interest expense and maintenance & repairs. The increase in interest expense is due to the interest paid on the new mortgages.
Maintenance and repairs increased $52,485 or 89.28% primarily due to maintenance projects required by under the new mortgage notes. Depreciation and Amortization increased $23,871 or 15.81% primarily due to amortization of fees relating to the new loans. The following table illustrates the components by category:

                                  Increase
                                 (Decrease)

Salaries & wages                  (1,914)         2.47%
Maintenance & repairs             52,485         89.28%
Utilities                          2,561          6.23%
Real estate taxes                    600          0.90%
General administrative             5,130         23.44%
Contract services                 (3,508)        11.19%
Insurance                         (1,624)        11.90%
Interest                         161,373        250.04%
Depreciation and amortization     23,871         15.81%
Property management fees (a)         592          1.82%
Net Increase (Decrease)          239,566         42.85%





FIRST SIX MONTHS 1998 COMPARED TO FIRST SIX  MONTHS 1997

At June 30, 1998 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 95.3% for the first six months of 1998, as compared to 93.7% for the first six months of 1997.

Revenue from property operations increased $53,861, or 4.28%, for the first six months of 1998, as compared to the 1997 first six months. The increase in other income of $3,315 or 13.82% is primarily due to a increase in late and returned check charges over the prior year. The increase in rental income of $50,546 or 4.09% is primarily due to an increase in occupancy and rental rates. The following table illustrates the components:

                          Increase         Per Cent
                          (Decrease)       Change


Rental income                 50,546        4.09%
Other property                 3,315       13.82%
Net Increase (Decrease)       53,861        4.28%

Property operating expenses increased $488,870, or 45.06%, for the first six months of 1998, as compared to the same period in 1997, primarily due to increases in interest expense and maintenance & repairs. The increase in interest expense is due to the refinancing of the properties within the fund. Maintenance and repairs increased primarily due to maintenance projects required under the new mortgage notes. General and administrative costs increased $23,840 or 81.03% primarily due to higher advertising costs. The following table illustrates the components by category:

                          Increase
                          (Decrease)

Salaries & wages          (3,564)         2.53%
Maintenance & repairs      87,322        78.30%
Utilities                 (1,342)         1.44%
Real estate taxes           1,200         0.90%
General administrative     23,840        81.03%
Contract services         (3,416)         5.74%
Insurance                   1,501         5.83%
Interest                  332,886       263.64%
Depreciation and           47,742        15.81%
amortization
Property management fees    2,701         4.29%
(a)
Net Increase (Decrease)   488,870        45.06%




















LIQUIDITY AND CAPITAL RESOURCES


     While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

As of June 30, 1998, the Partnership had $70,429 in cash and cash equivalents as compared to $16,900 as of December 31, 1997 . The net increase in cash of $53,529 is principally due to the properties operations.

Each asset of the fund refinanced its debt during July 1997. The fund retired debt with a face value of $6,500,000 and replaced with debt of $10,800,000. The new mortgages in the amounts of $4,000,000, $6,800,000 carry interest rates of 7.8% and 7.92% respectively. The notes come due August, 2007.

Net proceeds from the refinancing were used to reduce the notes payable to affiliates. During July, 1997 payments of $3,500,000 were made to reduce the debt to affiliates. This together with interest on the debt reduced the amounts due affiliates to $674,008 at June 30, 1998.

A gain on retirement of debt arose with the note refinancing being triggered by the early retirement of the debt. The recognized gain of $348,836, was the difference between the carrying value of the debt and the funds necessary to retire the debt.


Additionally, the general partner has provided funding to the Partnership in the form of notes payable with balances at December 31,1997 totaling $759,788 which accrue interest at prime plus 2% and are due on June 30, 2001, or upon demand. The general partner is not obligated to provide additional funding to the Partnership.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding any balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale, financing or refinancing of the Properties.

The Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are $102,678, $111,063 and $120,131 for each of the next three years.















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

                                   Limited Partnership Agreement,
                                   incorporated by reference to Registration
                                   Statement No.2-81074 effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25 Power of Attorney,incorporated by reference to Registration Statement No. 2-81074 effective May 2, 1983.

     28                            None

     (B)  Reports on Form 8-K for the quarter ended June 30,1998.

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


                         AMERICAN REPUBLIC REALTY FUND I
                         a Wisconsin limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     August 10, 1998















[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE JUNE 30, 1998 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000711512
[NAME] AMERICAN REPUBLIC REALTY FUND I

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               JUN-30-1998
[CASH]                                          70,429
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                      17,171,225
[DEPRECIATION]                               9,357,393
[TOTAL-ASSETS]                               8,654,916
[CURRENT-LIABILITIES]                                0
[BONDS]                                     10,715,511
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                 (3,095,496)
[TOTAL-LIABILITY-AND-EQUITY]                 8,654,916
[SALES]                                              0
[TOTAL-REVENUES]                               662,898
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               572,728
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             225,913
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (135,743)
[EPS-PRIMARY]                                  (12.34)
[EPS-DILUTED]                                        0