Form 10-Q
period 1998-09-30
AMERICAN REPUBLIC REALTY FUND I
filed 1998-10-22
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

   For Quarter Ended September 30, 1998    Commission file number 0-11578

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

    Consolidated Balance Sheet as of September 30, 1998 and
    December 31, 1997                                          Page 3

     Consolidated Statements of Operations for the Six
     Months Ended September 30, 1998 and 1997                  Page 4

     Consolidated Statements of Cash Flows for the Nine months
     Ended September 30, 1998 and 1997                         Page  5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                  AMERICAN REPUBLIC REALTY FUND I
                Condensed Consolidated Balance Sheets
                                          September     December 31,
                                             30
                                            1998           1997
                                        (Unaudited)


ASSETS
           Real Estate assets, at cost
           Land                               $1,822,718     $1,822,718
           Buildings and improvements         15,348,507     15,348,507
                                              17,171,225     17,171,225
           Less: Accumulated depreciation     (9,517,393)    (9,037,393)
           Real Estate Net                     7,653,832      8,133,832

           Cash including cash investments        60,090       16,900
           Escrow deposits                       455,701      702,955
           Prepaid Expenses                       33,276       20,686
           Deferred Financing Fees               173,344      217,958


                   TOTAL ASSETS       $8,376,243     $9,092,331



LIABILITIES AND PARTNERS'EQUITY:

LIABILITES
        Mortgage and notes payable      $10,691,394     $10,769,977
        Note Payable to affiliates          430,414         759,788
        Amounts due affiliates                  324          45,235
        Real estate taxes payable           202,500               0
        Security deposits                    57,605          46,591
        Accounts payable &                  173,707         306,030
        accrued expenses

            Total liabilities             11,555,944     11,927,621


PARTNERS CAPITAL (DEFICIT)
        Limited Partners                  (3,233,599)    (2,892,632)
        General  Partner                      53,898         57,342

  Total Partners Capital (DEFICIT)        (3,179,701)    (2,835,290)


TOTAL LIABILITES AND                       $8,376,243     $9,092,331
PARTNER DEFICIT
         See notes to Condensed Consolidated Financial Statements




                  AMERICAN REPUBLIC REALTY FUND I
           Condensed Consolidated Statement of Operations
                            (Unaudited)





                               Three Months Ended   Nine Months Ended
                                   September30,        September 30,
REVENUES                         1998        1997     1998       1997

Rental income                  $646,753   $606,530  $1,932,933 $1,842,164
Other property                   17,532     15,812      44,837     39,802
Total revenues                  664,285    622,342   1,977,770  1,881,966

EXPENSES
Salaries & wages                 68,772     67,875       205,846  208,513
Maintenance & repairs            94,507    206,704       293,347  318,222
Utilities                        41,442     40,825       133,111  133,836
Real estate taxes                67,500     66,900       202,500  200,700
General administrative           26,714     28,665        79,975   58,086
Contract services                29,446     29,282        85,495   88,747
Insurance                        10,612     15,227        37,860   40,974
Interest                        201,453    387,527       660,606  513,794
Depreciation and                174,872    165,871       524,614  467,871
amortization
Property management fees (a)     33,172     31,029        98,827    93,983
Total expenses                  748,490  1,039,905     2,322,181  2,124,726

NET INCOME before             ($84,205)  ($417,563)   ($344,411) ($242,760)
extraordinary item

Extraordinary Item -  Gain            0    348,836            0   348,836
on Debt Extinguish

Net Income                    ($84,205)   ($68,727)     (344,411)  106,076

NET INCOME PER UNITS             $(7.66)   $(6.25)      $(31.31)  $  9.64



        See Notes to Condensed Consolidated Financial Statements



                   AMERICAN REPUBLIC REALTY FUND I

            Condensed Consolidated Statement of Cash Flows
       See Notes to Condensed Consolidated Financial Statements
                              Unaudited


                                      Nine Months Ended September 30,
                                              1998         1997

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                         ($344,411)    ($242,760)
Adjustments to reconcile net
income (loss) to net cash provided
  by operating activities:
  Depreciation and amortization              480,000       453,000
  Extraordinary  Item -  Gain                      0       348,836
  on Extinguish of Debt
  Net Effect of changes in
  operating accounts
  Esccrow deposits                          247,254     (516,831)
  Prepaid expenses                          (12,590)    (239,257)
  Accrued real estate taxes                 202,500      200,056
  Security deposits                          11,014        5,235
  Accounts payable                         (132,323)      53,529
  Other assets                               44,614            0
Net cash provided by (used for)             _______       _______
operating activities                        496,058       61,808

CASH FLOWS FROM INVESTING ACTIVITIES
  Repayment of mortgage notes payable       (78,583)     3,545,408
  Repayment of notes payable to affiliates (329,374)
  Proceeds from amounts due                 (44,911)    (2,352,607)
  Repayment of amounts due affiliates             0     (1,275,739)
  Net cash used for investing activities   (452,868)       (82,938)


NET INCREASE (DECREASE) IN CASH              43,190      (21,130)
AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS,                   16,900        23,211
BEGINNING OF PERIOD

CASH AND CASH EQUIVALENTS, END OF           $60,090        $2,081
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









Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION


           THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

At September 30, 1998 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 95.8% for the third quarter of 1998, as compared to 93.8% for the third quarter of 1997.

Revenue from property operations increased $41,943, or 6.74%, for the third quarter of 1998, as compared to the 1997 third quarter. The increase in rental income of $40,223 or 6.63% is primarily due to an increase in occupancy and rental rates. The following table illustrates the components:

                   Increase          Per Cent
                   (Decrease)         Change


Rental income                40,223          6.63%
Other property                1,720         10.88%
Net Increase (Decrease)      41,943          6.74%




Property operating expenses decreased $291,415, or 28.02%, for the third quarter of 1998, as compared to the same period in 1997, primarily due to decreases in interest expense and maintenance & repairs. The decrease in interest expense is due to principal payoffs in 1997. Maintenance and repairs decreased $112,197 or 54.28% primarily due to roof replacements done in 1997. The following table illustrates the components by category:

                                                Increase
                                                (Decrease)

Salaries & wages                               897          1.32%
Maintenance & repairs                     (112,197)        54.28%
Utilities                                      617          1.51%
Real estate taxes                              600          0.90%
General admisistrative                      (1,951)         6.81%
Contract services                              164          0.56%
Insurance                                   (4,615)        30.31%
Interest                                  (186,074)        48.02%
Depreciation and amortization                9,001          5.43%
Property management fees (a)                 2,143          6.91%
Net Increase (Decrease)                   (291,415)        28.02%




FIRST NINE MONTHS 1998 COMPARED TO FIRST NINE  MONTHS 1997

At September 30, 1998 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 95.5% for the first nine months of 1998,as compared to 93.7% for the first nine months of 1997.

Revenue from property operations increased $95,804, or 5.09%, for the first nine months of 1998, as compared to the 1997first nine months. The increase in other income of $5,035 or 12.65% is primarily due to a increase in late and returned check charges over the prior year. The increase in rental income of $90,769 or 4.93% is primarily due to an increase in occupancy and rental rates. The following table illustrates the components:

                          Increase            Per Cent
                         (Decrease)            Change


Rental income              90,769           4.93%
Other property              5,035          12.65%
Net Increase (Decrease)    95,804           5.09%

Property operating expenses increased $197,455 or 9.29%, for the first nine months of 1998, as compared to the same period in 1997, primarily due to increases in interest expense. The increase in interest expense is due to the refinancing of the properties within the fund. Maintenance and repairs decreased $24,875 or 7.82% primarily due to roof being replaced in 1997. General and administrative costs increased $21,889 or 37.68% primarily due to higher administrative costs associated with the refinancing. The following table illustrates the components by category:

                          Increase
                          (Decrease)

Salaries & wages                        (2,667)          1.28%
Maintenance & repairs                  (24,875)          7.82%
Utilities                                 (725)          0.54%
Real estate taxes                        1,800           0.90%
General administrative                  21,889          37.68%
Contract services                       (3,252)          3.66%
Insurance                               (3,114)          7.60%
Interest                               146,812          28.57%
Depreciation and amortization           56,743          12.13%
Property management fees (a)             4,844           5.15%
Net Increase (Decrease)                197,455           9.29%




LIQUIDITY AND CAPITAL RESOURCES


     While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

As of September 30, 1998, the Partnership had $60,090 in cash and cash equivalents as compared to $16,900 as of December 31, 1997 . The net increase in cash of $43,190 is principally due to the properties operations.

Each asset of the fund refinanced its debt during July 1997. The fund retired debt with a face value of $6,500,000 and replaced with debt of $10,800,000. The new mortgages in the amounts of $4,000,000, $6,800,000 carry interest rates of 7.8% and 7.92% respectively. The notes come due August, 2007.

Net proceeds from the refinancing were used to reduce the notes payable to affiliates. During July, 1997 payments of $3,500,000 were made to reduce the debt to affiliates. This together with interest on the debt reduced the amounts due affiliates to $430,414 at September 30, 1998.

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

                                   Limited Partnership Agreement,
                                   incorporated by reference to Registration
                                   Statement No.2- 81074effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25 Power of Attorney,incorporated by reference to Registration Statement No. 2-81074 effective May 2,1983.

     28                            None

     (B)  Reports on Form 8-K for the quarter ended September 30,1998.

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


                         AMERICAN REPUBLIC REALTY FUND I
                         a Wisconsin limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     November 9, 1998









[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE SEPTEMBER 30, 1998 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000711512
[NAME] AMERICAN REPUBLIC REALTY FUND I

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               SEP-30-1998
[CASH]                                          60,090
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                      17,171,225
[DEPRECIATION]                               9,517,393
[TOTAL-ASSETS]                               8,376,243
[CURRENT-LIABILITIES]                                0
[BONDS]                                     10,691,394
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                 (3,179,701)
[TOTAL-LIABILITY-AND-EQUITY]                 8,376,394
[SALES]                                              0
[TOTAL-REVENUES]                               664,285
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               547,037
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             201,453
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (84,205)
[EPS-PRIMARY]                                   (7.66)
[EPS-DILUTED]                                        0