Form 10-K
period 1998-12-31
AMERICAN REPUBLIC REALTY FUND I
filed 1999-03-31
CIK 711512

FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C.  20549

                           ANNUAL REPORT

    Pursuant to Section 13 or 15(d) of the Securities Exchange
                            Act of 1934
            For the Fiscal year ended December 31, 1998
                  Commission file number 0-11578

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


                              PART I

Item 1.  Business

      The Registrant, American Republic Realty Fund I, (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated December 22, 1982. As of December 31, 1998, the Partnership consisted of an individual general partner, Mr. Robert J. Werra, (the "General Partner") and 926 limited partners owning 11,000 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced May 2, 1983 and ended April 17, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #0-11578) as amended.

    The Partnership was organized to acquire a diversified portfolio of income-producing real properties, primarily apartments, as well as
office   buildings,   industrial  buildings,  and   other   similar
properties.

    During 1983 and 1984, the Partnership acquired four properties:
Kenwood Gardens Apartments, a 104 unit apartment community located in Fort Myers, Florida (acquired on September 1, 1983, subsequently disposed of by sale during 1988), Jupiter Plaza Office/Showroom, a 131,440 rentable square foot commercial building located in Garland, Texas (acquired on September 29, 1983, subsequently disposed of in foreclosure during 1988), Four Winds Apartments, a 154 unit apartment community located in Orange Park, Florida (Phase I acquired September 12, 1983 and Phase II acquired May 1, 1984) and Forestwood Apartments (formerly Oak Creek) a 263 unit apartment community located in Bedford, Texas (acquired December 20, 1983). No additional properties were purchased by the Partnership and the Partnership will not acquire additional properties in the future. The properties remaining are described more fully in this report at "Item 2. Properties".

     Univesco, Inc.("Univesco"), a Texas corporation, eighty three percent owned by Robert J. Werra ("Univesco") manages the affairs of the Partnership. Univesco acts as the managing agent with respect to the Partnership's properties. Univesco may also engage other on-site property managers and other agents to the extent the management considers appropriate. The General Partner has ultimate authority regarding property management decisions.

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


Item 2.  Properties

    At December 31, 1998 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities.

  Name and Location    General Description of the Property
Forestwood Apartments  A  fee simple interest in a 263  unit
                       apartment   community   located    in
                       Bedford,  Texas,  purchased  in  1983
                       containing   244,407   net   rentable
                       square   feet  on  approximately   14
                       acres of land.

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


                          Occupancy Rates

                             Per Cent



                   1994   1995   1996   1997   1998
Four Winds I & II  93.1%  93.6%  93.3%  92.0%  95.0%
Forestwood         96.9%  97.8%  96.6%  97.0%  96.5%




The Properties are encumbered by non-recourse mortgages payable. For information regarding the encumbrances to which the properties are subject and the status of the related mortgage loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operating - Liquidity and Capital Resources" contained in Item 7 hereof and Note B to the Financial Statements contained in Item 8.



Item 3.  Legal Proceedings

    None.


Item 4.  Submission of Matters to a Vote of Security Holders



     No matters were submitted to a vote of the unit holders of the Partnership during the fourth quarter of 1998.

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

                              PART II

Item 5.   Market for the Partnership's Securities and Related Unit
     Holder Matters


The Partnership's outstanding securities are in the form of Limited Partnership Interests ("Interests"). The distribution period for the sale of the Interests began May 2, 1983,and closed April 17, 1984. As of December 31, 1998 there were approximately 926 limited partners owning 11,000 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

Although a public market for trading Interests has not developed, MP Value Fund 5, LLC acquired 539.5 units, approximately 4.9%, of the outstanding Interests of the partnership in January, 1999. MP Value Fund 5 has also tendered offers to other owners, although no additional Interests have been sold. The registrant knows of no other activity involving the sale or acquisition of Interest.

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis, however, no such distributions have been made and none are anticipated in the immediate future due to the debt service requirements of the Partnership.

An analysis of taxable income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:

YEARS  INCOME    GAIN   LOSS       CASH
                               DISTRIBUTED
 1984     $0        $0     $342        $0
 1985      0         0     $291         0
 1986      0         0     $271         0
 1987      0         0     $279         0
 1988      0       $43      $63         0
 1989      0       $38     $127         0
 1990      0         0     $126         0
 1991      0         0     $122         0
 1992   $121         0        0         0
 1993     $2    $1,071        0         0
 1994    $17         0        0         0
 1995      0  a      0        0         0
 1996    $45         0        0         0
 1997     $0         0      $70         0
 1998     $0         0      $48         0


 (a) For Federal Income Tax purposes income only was reallocated in accordance with the regulations promulgated thereunder of the Internal Revenue code of 1986 as amended.


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


     Year Ended December 31.
(in thousands except unit and per
          unit amounts)

                                    1998   1997  1996   1995   1994

Limited Partner Units Outstanding  11,000 11,000 11,000 11,000 11,000

Statement of Operations
  Total Revenues                   $2,675 $2,534 $2,458 $2,409 $2,311
  Net Income (Loss) before
  extraordinary items                (195)  (112)   258    248    233
  Extraordinary Item-gain on
  extinguishment of debt                0    252      0      0      0
  Net Income (Loss)                  (195)   140    258    248    233
  Limited Partner Net Income
 (Loss) per Unit - Basic           (17.53)  12.60  23.22  22.31  20.93
  Cash Distributions to Limited
  Partners per Unit  - Basic            0       0      0      0      0


Balance Sheet:
  Real Estate, net                 $7,639  $8,134  $8,420  $8,954  $9,522
  Total Assets                      8,426   9,092   8,645   9,099   9,795
  Mortgages Payable                10,675  10,770   7,240   7,998   8,757
  Notes Payable to Affiliate          399     760   2,935   3,108   3,444
  Partner's Deficit                (3,030) (2,835) (2,975) (3,233) (3,481)


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 - "Selected Financial Data" and Item 8 - "Financial Statements and Supplemental Information" .

Results of Operations: 1998 VERSUS 1997 -

Revenue from Property Operations increased $141,574 or 5.59% as compared to 1997. This increase is primarily attributed to a $134,934 increase in rental revenues which was principally due to an increase in rents and by an increase in average occupancy. Interest income decreased $8,385 due to an decrease in available funds for investment during 1998. The increase in other operating revenues of $15,025 were principally caused by a increase in fees from tenants and vending revenues. The following table illustrates the increases:

                  Increase
                  (Decrease)

Rental income     $134,934
Interest            (8,385)
Other               15,025
Net Increase      $141,574

Property operating expenses for 1998 increased $224,472 or 8.48%. Interest expense on mortgage payable increased $363,003 due primarily to refinancing completed in 1997. Depreciation and
amortization   increased  primarily  due   to   additional   costs
associated with the new mortgage loans. Interest expense on Note payable to affiliates decreased due to the repayment of a substantial portion of the amount owed to affiliates with excess proceeds from the refinancing of the mortgages payable. Maintenance and repairs decreased $25,556 or 7.79% due primarily to the completion of deferred maintenance items required by the new mortgage lenders. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note C to the Financial Statements and Schedule Index contained in Item 8). The following table illustrates the increases or (decreases):

                  Increase
                  (Decrease)

Interest Expense on N/P Affiliate      $(140,851)
Interest Expense on Mortgages pay        363,003
General administrative                        (9)
Maintenance & repairs                    (25,556)
Utilities                                 (3,545)
Real estate taxes                        (11,869)
Advertising and Marketing                   (553)
Depreciation and amortization             37,023
Property management fees                   6,829
Administrative Service Fee                     0

Net Increase                            $224,472











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

Property operating expenses for 1997 increased $445,118 or 20.23%. Interest expense on mortgage payable increased $482,222 due primarily to refinancing of both properties mortgages. (See discussion below - Gain on Early Estingushment of Debt). Interest expense on Note payable to affiliates decreased due to the repayment of a substantial portion of the amount owed to affiliates with excess proceeds from the refinancing of the mportgages payable. General and administrative expenses increased due primarily to higher legal and accounting fees in 1995 relating to debt restructuring in that year. increased professional fees and payroll expenses. Maintenance and repairs increased $26,109 or 8.64% due primarily to deferred maintenance items required by the new mortgage lenders. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note C to the Financial Statements and Schedule Index contained in Item 8). The following table illustrates the increase or (decreases):

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

As of December 31, 1998, the Partnership had $146,358 in cash and cash equivalents as compared to $16,900 as of December 31, 1997. See Note C to the Financial Statements contained in Item 8 for information regarding related party transactions.

The properties are encumbered by two non-recourse mortgage notes as of December 31, 1998. These mortgages payable have a carrying value of $10,675,051 at December 31, 1998. The mortgage notes were entered into during 1997 to refinance certain mortgage notes. (See earlier discussion entitled "Extraordinary Item - Gain on Early Extiguishment of Debt"). The refinancing of these mortgage notes resulted in a gain from early extinguishment of debt.

Additionally, the general partner has provided funding to the Partnership in the form of notes payable with balances at December 31,1998 totaling $399,392 which accrue interest at rates ranging from prime plus 2%; to 8.25% and are due on June 30, 2001, or upon
demand   The general partner is not obligated to provide additional funding to the Partnership.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding any balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund balloon mortgage payments will be proceeds from the sale, financing or refinancing of the Properties.

The Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are $102,678, $111,063, $519,524, $129,941 and $140,551 for each of the next five years.

Year 2000
The Partnership and Management Company have replaced all data processing systems on the last three years with year 2000 compliant software and hardware. The Partnership and Management Company have completed testing of its data processing systems. While compliance can not be assured, the systems tested to date are compliant.

Surveys of financial institutions and vendors used by the Partnership and Management Company also indicate compliance testing to date these surveys will be completed by June 1999. The Partnership and Management Company have prepared contingency plans. These include redundant back-ups and paper copies of all system reports through 1999.

The Partnership anticipates that it will not incur any costs associated with its computers and building operating systems as it relates to the conversion to the year 2000.


Item 7a - Quantitative and Qualitative Disclosure about Market Risk
Market Risk

The Partnership is exposed to interest rate changes primarily as a result of its real estate mortgages. The Partnerships interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the partnership borrows primarily at fixed rates. The partnership does not enter into derivative or interest rate transactions for any purpose.

The Partnerships' activities do not contain material risk due to changes in general market conditions. The partnership invests only in fully insured bank certificates of deposits, and mutual funds investing in United States treasury obligations.

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




                 AMERICAN REPUBLIC REALTY FUND I
                  COMBINED FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                December 31, 1998, 1997 and 1996



                 INDEX TO FINANCIAL STATEMENTS




                                                                     Page

  Independent Auditors' Reports                                        1

      Combined Financial Statements

    Balance Sheets as of December 31, 1998 and 1997                    3

    Statements of Operations for the years ended
      December 31, 1998, 1997 and 1996                                 4

    Statements of Partners' Equity (Deficit) for the years ended
      December 31, 1998, 1997, and 1996                                5

    Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996                                 6

    Notes to Financial Statements                                      7

    Schedule III - Real Estate and Accumulated Depreciation           14


   All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.






                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    Amrecorp Realty Fund I

We  have  audited  the  accompanying combined  balance  sheet  of
Amrecorp Realty Fund I, a Wisconsin limited partnership (the "Partnership") as of December 31, 1998, and the related combined statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Amrecorp Realty Fund I as of December 31, 1997, were audited by other auditors whose report dated February 23, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 1998 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund I as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



FARMER, FUQUA, HUNT & MUNSELLE, P.C.

February 12, 1999
Dallas, Texas


     INDEPENDENT AUDITORS' REPORT



To the General Partner
and Limited Partners of
American Republic Realty Fund I
Dallas, Texas

We have audited the accompanying combined balance sheet of American Republic Realty Fund I and subsidiary (A Wisconsin limited partnership) (the "Partnership") as of December 31, 1997 and the related combined statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996. The combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the combined financial statements based on our audits.

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

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Dallas, Texas
February 23, 1998


                AMERICAN REPUBLIC REALTY FUND I
                    COMBINED BALANCE SHEETS
                   December 31, 1998 and 1997


                             ASSETS
                                                      1998         1997

Investments in real estate at cost
Land                                                $1,822,718    $1,822,718
Buildings,improvements and furniture and fixtures   15,519,676    15,348,507

                                                    17,342,394    17,171,225
Accumulated  depreciation                           (9,702,703)   (9,037,393)

                                                     7,639,691     8,133,832

Cash   and   cash  equivalents                         146,358        16,900
Escrow deposits                                        430,820       702,955
Deferred financing costs, net of accumulated
amortization of $34,414 and $11,472, respectively      195,016       217,958
Prepaid expenses                                        14,421        20,686

TOTAL ASSETS                                        $8,426,306    $9,092,331


               LIABILITIES AND PARTNERS' DEFICIT

Mortgages payable                               $10,675,051       $10,769,977
Notes payable to affiliates                         399,392           759,788
Amounts due affiliates                               46,853            45,235
Accounts payable and accrued expenses               278,099           306,030
Security deposits                                    56,924            46,591

TOTAL LIABILITIES                                11,456,319        11,927,621

PARTNERS'DEFICIT                                 (3,030,013)      (2,835,290)

TOTAL  LIABILITIES AND PARTNERS'DEFICIT          $8,426,306       $9,092,331



                AMERICAN REPUBLIC REALTY FUND I
               COMBINED STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 1998, 1997 and 1996

                                        1998          1997           1996
INCOME
Rentals                             $2,614,696     $2,479,762     $2,419,780
Other                                   56,717         41,692         34,595
Interest                                 3,958         12,343          4,077

Total income                         2,675,371      2,533,797      2,458,452

OPERATING EXPENSES
Interest expense on
mortgages payable                      845,225        482,222          ---
Depreciation and amortization          688,253        651,230        603,813
General and administrative             388,758        388,767        383,202
Maintenance and repairs                302,596        328,152        302,043
Real estate taxes                      245,033        256,902        254,531
Utilities                              177,896        181,441        181,972
Property  management  fee
to affiliate                           133,659        126,830        122,879
Advertising and marketing               40,493         41,046         39,353
Interest  expense on notes payable
to affiliates                           38,173        179,024        302,703
Administrative service fee
to general partner                      10,008         10,008         10,008

   Total operating expenses          2,870,094      2,645,622      2,200,504

NET INCOME (LOSS) BEFORE
EXTRAORDINARY GAIN                    (194,723)      (111,825)       257,948

Extraordinary gain - gain on early
extinguishment of debt                    ---         251,785          ---

NET  INCOME  (LOSS)                  $(194,723)      $139,960       $257,948

NET INCOME PER LIMITED PARTNERSHIP
UNIT - BASIC

Net income (loss) before extraordinary gain      $(17.53)    (10.06)   $23.22
Extraordinary gain-gain on early
extinguishment of debt                             ---        22.66     ---

Net income per unit - basic                      $(17.53)    $12.60   $ 23.22

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                              11,000     11,000    11,000


                 AMERICAN REPUBLIC REALTY FUND I
        COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 1998, 1997 and 1996


                                     General        Limited
                                     Partner        Partners        Total

 Balance,January 1,1996             $53,363       $(3,286,561)  $(3,233,198)

 Net income                           2,579           255,369       257,948

 Balance, December 31, 1996          55,942        (3,031,192)   (2,975,250)

 Net income                           1,400           138,560       139,960

 Balance, December 31,1997           57,342        (2,892,632)   (2,835,290)

 Net loss                            (1,947)         (192,776)     (194,723)

 Balance, December 31,1998          $55,395       $(3,085,408)  $(3,030,013)











                AMERICAN REPUBLIC REALTY FUND I
               COMBINED STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1998, 1997 and 1996

                                              1998        1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                        $(194,723)    $139,960    $257,948
Adjustments to reconcile net income
(loss) to net cash provided by operations:
Extraordinary gain on early extinguishment
of debt                                          ---   (251,785)     ---
Depreciation and amortization              688,252      651,230     603,813
Change in assets and liabilities:
Prepaid expenses                             6,265       (1,072)      3,982
Escrow Deposits                            295,249      (91,894)    (80,458)
Accounts payable and accrued expenses      (27,931)     188,828      62,940
Security deposits                           10,333          845      (5,672)
Net cash provided by operating activities  777,445      636,112     842,553


CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate                (171,169)    (353,998)    (69,345)
Net payments to reserve for replacement    (23,114)   (428,095)        ---

Net  cash  used for investing activities  (194,283)   (782,093)     (69,345)

CASH FLOWS FROM FINANCING ACTIVITIES

Additions to mortgages payable             ---     10,800,000         ---
Deferred financing costs                   ---       (229,430)        ---
Payments on mortgages payable           (94,926)   (7,017,917)    (758,646)
Payments on notes payable
to affiliates                          (360,396)   (2,175,522)    (172,771)
Proceeds (payments) on amounts
due affiliates                            1,618    (1,237,461)     162,373
Net cash provided by (used for)
financing activities                   (453,704)      139,670    (769,044)

Net increase (decrease) in cash
and cash equivalents                    129,458       (6,311)       4,164

Cash and cash equivalents at
beginning of period                      16,900       23,211       19,047

Cash and cash equivalents at
end of period                          $146,358      $16,900      $23,211

Supplemental disclosure of
cash flow information:
Cash paid during the year
for interest                           $856,672   $1,775,590     $302,703
Extraordinary gain on early
extinguishment of debt                 $---        $(251,785)    $---


                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

     American Republic Realty Fund I (the "Partnership"), a Wisconsin limited partnership, was formed on December 22, 1982, under the laws of the state of Wisconsin, for the purpose of acquiring, maintaining, developing, operating, and selling buildings and improvements. The Partnership operates rental apartments in Texas and Florida. The Partnership will be terminated by December 31, 2012, although this date can be extended if certain events occur. The general partner is Mr. Robert J. Werra.

     An  aggregate of 20,000 units is authorized, of which 11,000 were  outstanding for each of the three years ended December
     31,  1998.   Under the terms of the offering, no  additional
     units will be offered.

     Allocation of Net Income (Loss) and Cash

     Net  income and net operating cash flow, as defined  in  the limited partnership agreement, are allocated first to the limited partners in an amount equal to a variable distribution preference on capital contributions from the first day of the month following their capital contribution and, thereafter, 10% to the general partner and 90% to the limited partners. Net loss is allocated 1% to the general partner and 99% to the limited partners.

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

     Basis of Accounting

     The Partnership maintains its books on the basis of accounting used for federal income tax reporting purposes. Memorandum entries have been made to present the accompanying financial statements in accordance with generally accepted accounting principles.

     Investments in Real Estate and Depreciation

     Buildings, improvements, and furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 27.5 years.
                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


     Income Taxes

     No provision for income taxes has been made since the partners report their respective share of the results of operations on their individual income tax return.

     Revenue Recognition



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

     Cash and Cash Equivalents

     The Partnership considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.



     Computation of Earnings Per Unit

     The Partnership has adopted Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings per Share". Comparative earnings per unit data have been restated to conform to the adoption of this new standard. Basic earnings per unit is computed by dividing net income (loss) attributable to the limited partners' interests by the weighted average number of units outstanding. Earnings per unit assuming dilution would be computed by dividing net income (loss) attributable to the limited partners' interests by the weighted average number of units and equivalent units outstanding. The Partnership has no equivalent units outstanding for any period presented.


                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that reporting period. Actual results could differ from those estimates.

     Environmental Remediation Costs

     The Partnership accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Project management is not aware of any environmental remediation obligations that would materially affect the operations, financial position or cash flows of the Project.

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 1998, December 31, 1997, and December 31, 1996, the Partnership's comprehensive income (loss) was equal to its net income
     (loss) and the Partnership does not have income meeting the definition of other comprehensive income.


     Segment Information

     The Partnership is in one business segment, the real estate investments business, and follows the requirements of FAS
     131, "Disclosures about Segments of an Enterprise and Related Information."





                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 1998 and 1997

NOTE B - MORTGAGES PAYABLE

     Mortgages payable at December 31, 1998 and 1997, consisted of the following:

                                                   1998           1997
Mortgage  note, original face  value  of
$6,800,000,    payable    in     monthly
installments  of principal and  interest
of  $49,517, bears interest at a rate of
7.92%  and  matures August 1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $5,945,187 is  due.   This
mortgage note is secured by real  estate      $6,722,015      $6,781,266
assets   with  a  net  book   value   of
approximately $4,861,495

Mortgage  note, original face  value  of
$4,000,000,    payable    in     monthly
installments  of principal and  interest
of  $28,795 bears interest at a rate  of
7.8%  and  matures August  1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $3,488,279 is  due.   This
mortgage note is secured by real  estate       3,953,035       3,988,711
assets   with  a  net  book   value   of
approximately $2,778,197

                                             $10,675,050     $10,769,977


     At December 31, 1998, required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are as follows

              1999                      $  102,678
              2000                         111,063
              2001                         519,524
              2002                         129,941
              2003                         140,551
              Thereafter                 10,070,686

                                        $11,074,443


                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 1998 and 1997

NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements earned by an affiliate of the general partner in 1998, 1997 and 1996:

                                     1998      1997      1996
     Property management fee       $133,659  $126,830  $122,879
     Administrative service fee      10,008    10,008    10,008

     The general partner held a $1,300,000 promissory note of the Partnership, bearing interest at a rate of 10%, which was scheduled to mature on June 30, 2001. This note was paid off in July 1997 with excess funds from the refinancing of mortgage notes payable. Interest expense incurred on this note was $65,000 and $130,000 for the years ended December 31, 1997 and 1996.

     During 1996, the Partnership received advances from the general partner under a note agreement bearing interest at prime plus 2%. These advances of $208,866, including accrued interest of $30,768, were paid off with excess funds from refinancing of mortgage notes payable in July 1997.

     Notes  payable to affiliates at December 31, 1998 and  1997, consisted of the following:
                                                1998         1997
Note  payable  to  an affiliate  of  the
general  partner,  bearing  interest  at
8.25%,  principal  and accrued  interest
are   due  and  payable  on  or   before
February 16, 2001.  Interest expense  of
$24,788,   $31,904   and   $35,000   was
incurred  on  the note for each  of  the
years ended December 31, 1998, 1997  and
1996, respectively.  Accrued interest of      $300,461     $300,461
$43,567 and $18,779 at December 31, 1998
and 1997, respectively, is included in amounts due affiliates.

Note  payable  to  the general  partner,
bearing  interest  of  prime  plus   2%,
principal   and  accrued  interest   are
payable on June 30, 2001 or upon demand.
Interest expense of $29,604, $66,996 and
$116,950  was incurred on the  note  for
each  of  the  years ended December  31,
1998,   1997   and  1996,  respectively.
There is no accrued interest payable  at        98,931      459,327
December 31, 1998 and 1997.

                                              $399,392     $759,788



                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 1998 and 1997



NOTE D - COMMITMENTS

     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lessor of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership, provided that the limited partners have received their original capital plus preferential interest, as defined.

NOTE E - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of expenses over revenues for 1998 would have been as follows:



     Net loss per accompanying financial statements     $(194,723)

     Add - book basis depreciation using                  665,310
     straight-line method

     Deduct - income tax basis depreciation expense
     using ACRS method.                                  (641,335)

     Deduct -  net difference in revenue and
     expense recognized by GAAP                          (104,254)



     Excess of expenses over revenues,
     accrual income tax basis                        $(275,002)


NOTE F - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgement in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, accounts payable and other liabilities.

                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 1998 and 1997

NOTE F - ESTIMATED    FAIR   VALUE   OF   FINANCIAL   INSTRUMENTS
          (CONTINUED)

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 1998 and 1997.

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


AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1998


                                   Initial Cost
                                   to Partnership
Description             Encumbrances  Land       building        Total Cost
                                                   and         Subsequent to
                                              improvements      Acquisition



26 two-story apartment
buildings of concrete
block construction with
stucco and cedar exterior
and gabled roofs lacated
in Jacksonville,Florida    (b)     $583,000      $5,686,771       $259,827

37 Two-story apartment buildings
of concrete block construction
with brick veneer, stucco and
wood siding exterior, and
composition, shingled roofs (b)    1,239,718      8,679,421       893,657
located in Bedford, Texas
                                  $1,822,718     $14,366,192   $1,822,718


                                  Gross Amounts at Which
                                  Carried at Close of Year
                  Buildings
                     and                            Accumulated
    Land         Improvements      Total            Depreciation
                                  (c)(d)                (c)

  $583,000       $5,946,598      $6,529,598          $3,751,402

 1,239,718        9,573,078     $10,812,796           5,951,301

$1,822,718      $15,519,676     $17,342,394           9,702,703


                                               Life on Which
Date of Construction        Date                Depreciation
                         Acquired                Is Computed


Phase I Complete at
date acquired;           9/12/83                 (a)
Phase II Complete at
date acquired            5/01/84                 (a)


Complete at
date acquired            12/20/83                (a)

See notes to Schedule III.


AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 1998


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                        Investments in       Accumulated
                                          Real Estate       Depreciation

    Balance, January 1, 1996             $16,747,882        $7,793,822

        Acquisitions                          69,345             ---
        Depreciation expense                   ---             603,813

    Balance, December 31, 1996            16,817,227         8,397,635

        Acquisitions                         353,998           ---
        Depreciation expense                   ---            639,758

    Balance, December 31, 1997            17,171,225        9,037,393

        Acquisitions                         171,169          ---
        Depreciation expense                   ---           665,310

    Balance, December 31, 1998           $17,342,394      $9,702,703


(d) Aggregate cost for federal income tax purposes is $17,224,694.



Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

     On November 6, 1998, an 8-K was filed to disclose the change in auditors. No financial statements were issued in conjunction with this filing. The Registrant has not been involved in any disagreements on accounting and financial disclosure.


                               PART III

    Item 10.  Directors and Executive Officer of the Partnership

          The Partnership itself has no officers or directors. Robert J. Werra is the General Partner of the Partnership.

    Robert J. Werra, 60, the General Partner, Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

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

          For the years ended December 31, 1998, 1997 and 1996, property
management   fees  earned  totaled  $133,659,126,830,   and   $122,879
respectively. An additional administration service fee was paid to the General Partner of $10,008, $10,008 and $10,008 for the years ended December 31, 1998, 1997 and 1996 respectively.

          Item 12.  Security Ownership of Certain Beneficial Owners and
     Management

           (a) No one except as listed in item (b) below, owns of record, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.


           (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. Persons performing functions similar to those of officers and directors of the Partnership, beneficially own, the following Units of the Partnership as of March 1, 1999.

                                           Amount and Nature
   Title                 Name of            of Beneficial         Percent
 of Class            Beneficial Owner         Ownership        of Interest

  Limited            Robert J. Werra             566               5.14%
  Partnership
  Interests

No Selling Commissions were paid in connection with the purchase of these Units.

      (c) There is no arrangement, known to the Partnership, which may, at a subsequent date, result in a change in control of the Partnership.

    Item 13.  Certain Relationships and Related Transactions

    None other than discussed in Item 11 and Note C to the financial statements at Item 8 elsewhere in this 10-K.


                             PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

     (A)  1.  See accompanying Financial Statements Index

          2. Additional financial information required to be furnished:

     Schedule III - Real Estate and Accumulate Depreciation.
          3.  Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 1998.

     November 6, 1998, an 8-K was filed to disclose the change in auditors. No financial statements were issued in conjunction with this filing.


     (C)  Exhibits

          3. Certificate of Limited Partnership, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          4. Limited Partnership Agreement, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          9.   Not Applicable

          1O.  Not Applicable

          11.  Not Applicable

          12.  Not Applicable

          13. Reports to security holders, incorporated by reference from Registrant's Quarterly Reports on Form 1O-Q, dated
               September 30, 1998.

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




    March 29, 1999