Form 10-Q
period 1999-03-31
AMERICAN REPUBLIC REALTY FUND I
filed 1999-04-29
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC  20549

                             FORM 10-Q

               Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 1999   Commission file number 0-11578

                    AMERICAN REPUBLIC REALTY FUND I

         (Exact name of registrant as specified in its charter)

            WISCONSIN                   39-1421936
 (State or other jurisdiction of      (IRS Employer Identification
  incorporation or organization        Number)


                 6210 Campbell Road Suite 140
                     Dallas, Texas  75248

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

    Consolidated Balance Sheet as of March 31, 1999 and
    December 31, 1998                                             Page 3

    Consolidated Statements of Operations for the Three
    Months Ended March 31, 1999 and 1998                          Page 4

    Consolidated Statement of Cash Flows for the Three
    Months Enede March 31, 1999 and 1998                          Page 5



Item 2.  Results of Operations and Management's Discussion and
         Analysis of Financial Condition                             Page 6

         Liquidity and Capital Resources                             Page 7

         Other Information                                           Page 8

         Signatures                                                  Page 9



The statements, insofar as they relate to the period subsequent to December 31, 1998, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                AMERICAN REPUBLIC REALTY FUND I
             Condensed Consolidated Balance Sheets


                                                  March 31,    December 31,
                                                    1999           1998
                                                (Unaudited)

ASSETS
              Real Estate assets, at cost
              Land                               $1,822,718     $1,822,718
              Buildings and improvements         15,519,676     15,519,676
                                                 17,342,394      17,342,394
              Less: Accumulated depreciation     (9,867,703)     (9,702,703)
              Real Estate,net                     7,474,691       7,639,691
              Cash including cash investments       140,800         146,358
              Escrow deposits                       373,140         430,820
              Prepaid Expenses                       11,809          14,421
              Deferred Financing Fees               180,145         195,016

              TOTAL ASSETS                       $8,180,585      $8,426,306


LIABILITIES AND PARTNERS'EQUITY:

LIABILITES
              Mortgage and notes payable        $10,641,716     $10,675,051
              Note Payable to affiliates            300,461         399,392
              Amounts due affiliates                  8,965          46,853
              Real estate taxes payable              67,500               0
              Security deposits                      59,947          56,924
              Accounts payable & accrued expenses   218,818         278,099

    Total liabilities                            11,297,407      11,456,319

    PARTNERS CAPITAL (DEFICIT)
              Limited Partners                  (3,171,349)       (3,085,408)
              General Partner                       54,527            55,395
              Total Partners Capital            (3,116,822)       (3,030,013)
              Partners Capital (Deficit)


        TOTAL LIABILITIES                       $8,180,585        $8,426,306
        AND PARTNER DEFICIT


   See notes to Condensed Consolidated Financial Statements




                AMERICAN REPUBLIC REALTY FUND I
        Condensed Consolidated Statement of Operations
                          (Unaudited)





                                  Three Months Ended
                                       March 31,
REVENUES                           1999          1998

Rental income                     663,831      $638,847
Other property                     15,028        11,740
Total revenues                    678,859       650,587

EXPENSES
Salaries & wages                   66,277        61,627
Maintenance & repairs              96,332        87,568
Utilities                          43,312        48,033
Real estate taxes                  67,500        67,500
General administrative             28,663        26,242
Contract services                  28,135        28,218
Insurance                          10,612        15,223
Interest                          211,080       233,240
Depreciation and amortization     179,871       174,871
Property management fees           33,886        32,528
Total expenses                    765,668       775,050


Net (Loss)                       ($86,809)    ($124,463)

NET (Loss) PER UNIT                $(7.89)      $(11.31)



   See Notes to Condensed Consolidated Financial Statements


                AMERICAN REPUBLIC REALTY FUND I

        Condensed Consolidated Statement of Cash Flows
   See Notes to Condensed Consolidated Financial Statements
                           Unaudited

                                                        Three Months Ended
                                                              March 31,
                                                         1999        1998

CASH FLOWS FROM OPERATING ACTIVITY

Net        (loss)                                     ($86,809)    ($124,463)
Adjustments to reconcile net
(loss) to net cash provided by operating activities:
Depreciation and amortization                          165,000       160,000

Net Effect of changes in operating accounts

Escrow deposits                                         57,680       183,743
Prepaid expenses                                         2,612         7,222
Accrued real estate taxes                               67,500        67,500
Security deposits                                        3,023         1,578
Accounts payable                                       (59,281)     (114,982)
Other assets                                            14,871        14,871
Net cash provided by operating activities              164,596       195,469


CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                    (33,335)     (30,817)
Repayment of notes payable to affiliates               (98,931)
Proceeds from amounts due affiliates                   (37,888)     (69,036)
Repayment of amounts due affiliates                                 (45,112)
Net cash used for investing activities                (170,154)    (144,965)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (5,558)      50,504
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         146,358       16,900
CASH AND CASH EQUIVALENTS, END OF PERIOD              $140,800      $67,404






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









Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

At March 31, 1999 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 95.8% for the first quarter of 1999, as compared to 95.7% for the first quarter of 1998.

Revenue from property operations increased $28,272, or 4.35%, for the first quarter of 1999, as compared to the 1998 first quarter. The increase in rental income of $24,984 or 3.91% is primarily due to an increase in rental rates. The increase in other income of $3,288 or 28.01% is primarily due to an increase in Late and other fee collections from the properties.
The following table illustrates the components:

                          Increase     Per Cent
                          (Decrease)   Change

Rental income              24,984    3.91%
Other property              3,288   28.01%
                           28,272    4.35%



Property operating expenses decreased $9,382, or 1.21%, for the first quarter of 1999, as compared to the same period in 1998, primarily due to decreases in interest expense. The decrease in interest expense is due to principal payoffs in 1997 of amounts due affiliates. Maintenance and repairs increased $8,764 or 10.01% primarily due to parking lot resurfacing done in the first
quarter of 1999.   Insurance costs decreased $4,611 or 30.29% primarily due
to lower rates as a result of better than expected loss claims. The following table illustrates the components by category:

                              Increase     Per Cent
                              (Decrease)   Change


Salaries & wages                  4,650     7.55%
Maintenance & repairs             8,764    10.01%
Utilities                        (4,721)    9.83%
General administrative            2,421     9.23%
Contract services                   (83)    0.29%
Insurance                        (4,611)   30.29%
Interest                        (22,160)    9.50%
Depreciation and amortization     5,000     2.86%
amortization
Property management fees (a)      1,358     4.17%
Net Increase (Decrease)          (9,382)    1.21%



LIQUIDITY AND CAPITAL RESOURCES

      While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

As of March 31, 1999, the Partnership had $140,800 in cash and cash equivalents as compared to $146,358 as of December 31, 1998 . The net decrease in cash of $5,558 is principally due to the repayment of notes payable to affiliates.

Each asset of the fund refinanced its debt during July 1997. The fund retired debt with a face value of $6,500,000 and replaced with debt of $10,800,000. The new mortgages in the amounts of $4,000,000, $6,800,000 carry interest rates of 7.8% and 7.92% respectively. The notes come due August, 2007. The Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are $102,678, $111,063, and $120,132, for each of the next three years.


Net proceeds from the refinancing were used to reduce the notes
payable   to   affiliates. During  July,  1997  payments   of
$3,500,000 were made to reduce the debt to affiliates. This together with interest on the debt reduced the amounts due affiliates to $300,461at March 31, 1999.

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

Year 2000

The Partnership and Management Company have replaced all data processing systems with the last three years within year 2000 compliant hardware and software. The Partnership and Management Company has completed testing of its data processing systems. While no certainty can not be assured, the systems tested to date are compliant.

Surveys of financial institutions and vendors used by the Partnership and Management Company also indicate compliance to date will be completed by June 1999. The Partnership and Management Company have prepared contingency plans. These include redundant back-ups and paper copies of all system reports through 1999.

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

                                   Limited Partnership Agreement,
                                   incorporated by reference to Registration
                                   Statement No.2-81074 effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25 Power of Attorney,incorporated by reference to Registration Statement No. 2-81074 effective May 2, 1983.

     28                            None

     (B)  Reports on Form 8-K for the quarter ended March 31, 1999.

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


                         AMERICAN REPUBLIC REALTY FUND I
                         a Wisconsin limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     April 29, 1999








[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE March 31, 1999 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000711512
[NAME] AMERICAN REPUBLIC REALTY FUND I

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               MAR-31-1999
[CASH]                                         140,800
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                      17,342,394
[DEPRECIATION]                               9,867,703
[TOTAL-ASSETS]                               8,180,585
[CURRENT-LIABILITIES]                                0
[BONDS]                                     10,641,716
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                 (3,116,822)
[TOTAL-LIABILITY-AND-EQUITY]                 8,180,585
[SALES]                                              0
[TOTAL-REVENUES]                               678,859
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               554,588
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             211,080
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (86,809)
[EPS-PRIMARY]                                   (7.89)
[EPS-DILUTED]                                        0