Form 10-Q
period 1999-06-30
AMERICAN REPUBLIC REALTY FUND I
filed 1999-08-05
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

     For Quarter Ended June 30, 1999    Commission file number 0-11578

                AMERICAN REPUBLIC REALTY FUND

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

    Consolidated Balance Sheet as of June 30, 1999 and
    December 31, 1998                                 Page 3

     Consolidated Statements of Operations for the Three and
     Six Months Ended June 30, 1999 and 1998          Page 4

     Consolidated Statements of Cash Flows for the Six months
     Ended June 30, 1999 and 1998                     Page 5


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






















PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                AMERICAN REPUBLIC REALTY FUND I
             Condensed Consolidated Balance Sheets
   See notes to Condensed Consolidated Financial Statements

                                     June 30       December
                                                      31,
                                      1999           1998
                                   (Unaudited)
 Assets:
        Real Estate assets, at
        cost
        Land                       $1,822,718      $1,822,718
        Buildings and              15,519,676      15,519,676
        improvements
                                   17,342,394      17,342,394
          Less: Accumulated       (10,032,703)     (9,702,703)
             depreciation
        Real Estate, net            7,309,691       7,639,691

        Cash including cash           109,932         146,358
        investments
        Escrow deposits               441,044         430,820
        Prepaid Expenses               43,007          14,421
        Deferred Financing            165,274         195,016
        Fees

               TOTAL ASSETS        $8,068,948      $8,426,306

LIABILITIES AND PARTNERS'EQUITY:

LIABILITIES
	  Mortgage and notes        $10,616,136     $10,675,051
        payable
        Note Payable to               300,461         399,392
        affiliates
        Amounts due affiliates              0          46,853
        Real estate taxes             135,000               0
        payable
        Security deposits              64,591          56,924
        Accounts payable &            155,234         278,099
        accrued expenses

 Total LIABILITIES                 11,271,422      11,456,319

PARTNERS CAPITAL (DEFICIT)
        Limited Partners           (3,256,144)     (3,085,408)
        General  Partner               53,670          55,395

  Total Partners Capital (Deficit) (3,202,474)     (3,030,013)

  TOTAL LIABILITIES AND PARTNER    $8,068,948      $8,426,306
DEFICIT





                AMERICAN REPUBLIC REALTY FUND I
        Condensed Consolidated Statement of Operations
                          (Unaudited)

                          Three                  Six Months
                         Months Ended
                          Ended
                             June			    June
                              30,			     30,

REVENUES                  1999    1998         1999     1998

Rental income          $657,602   647,333    $1,321,433 $1,286,180
Other property           13,710    15,565        28,738     27,305
Total revenues          671,312   662,898     1,350,171  1,313,485


EXPENSES
Salaries & wages         84,225    75,447       150,502    137,074
Maintenance & repairs    70,921   111,272       167,253    198,840
Utilities                43,265    43,636        86,577     91,669
Real estate taxes        67,500    67,500       135,000    135,000
General administrative   31,121    27,019        59,784     53,261
Contract services        26,981    27,831        55,116     56,049
Insurance                10,209    12,025        20,821     27,248
Interest                209,356   225,913       420,436    459,153
Depreciation and        179,872   174,871       359,743    349,742
amortization
Property management      33,514    33,127        67,400     65,655
fees (a)
Total expenses          756,964   798,641     1,522,632  1,573,691



Net Income             ($85,652)($135,743)     (172,461) (260,206)


NET INCOME PER UNITS     $(7.79)   $(12.34)      $(15.68)  $(23.66)

















                AMERICAN REPUBLIC REALTY FUND I

        Condensed Consolidated Statement of Cash Flows
   See Notes to Condensed Consolidated Financial Statements
                           Unaudited
                                        Six
                                       Months
                                       Ended
                                        June
                                         30,
                                   1999       1998

CASH FLOWS FROM OPERATING
ACTIVITY
Net income (loss)               ($172,461) ($260,206)

Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:
    Depreciation and amortization 330,000    320,000

    Net Effect of changes in
operating accounts
Escrow Deposits                   (10,224)   164,403
Prepaid Expenses                  (28,586)   (23,202)
Accrued Real Estate Taxes         135,000    135,000
Security Deposits                   7,667      4,971
Accounts Payable                 (122,865)  (132,448)
Other Assets                       29,742     29,743

Net cash provided by (used for)   168,273    238,261
operating activities

CASH FLOWS FROM INVESTING
ACTIVITIES
Repayment of mortgage notes pay.  (58,915)   (54,466)
Repayment of notes payable        (98,931)         0
to affiliates
      Proceeds from amounts due   (46,853)   (85,780)
affiliates
      Repayment of amounts due               (44,486)
affiliates
Net cash used for investing      (204,699)   (184,732)
activities

NET INCREASE (DECREASE) IN CASH   (36,426)     53,529
AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS,        146,358      16,900
BEGINNING OF PERIOD

CASH AND CASH EQUIVALENTS, END OF$109,932     $70,429
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





Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

At June 30, 1999 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 94.2% for the second quarter of 1999, as compared to 95.8% for the second quarter of 1998.

Revenue from property operations increased $8,4149, or 1.27%, for the second quarter of 1999, as compared to the 1998 second quarter. The increase in rental income of $10,269 or 1.59% is primarily due to an increase in rental rates. The decrease in other income of $1,855 or 11.92% is primarily due to an decrease in Late and other fee collections from the properties. The following table illustrates the components:

                   Increase     Per
                               Cent
                   (Decrease)  Change


Rental income        10,269   1.59%
Other property      (1,855)  11.92%
Net Increase          8,414   1.27%
(Decrease)

Property operating expenses decreased $41,677, or 5.22%, for the second quarter of 1999, as compared to the same period in 1998, primarily due to decreases in maintenance and repairs. The decrease in maintenance and repairs is due to fewer deferred maintenance projects than in 1998 as then required by the new mortgage notes. General and administrative increased $4,102 or 15.18% primarily due to costs incurred contesting
real estate tax valuations.   Insurance costs decreased $1,816
or 15.1% primarily due to lower rates as a result of better
than expected loss claims.   The following table illustrates
the components by category:

                    Increase    Per
                               Cent
                    (Decrease) Change


Salaries & wages       8,778  11.63%
Maintenance &        (40,351) 36.26%
repairs
Utilities               (371)  0.85%
Real estate taxes          0   0.00%
General                4,102  15.18%
administrative
Contract services       (850)  3.05%
Insurance             (1,816) 15.10%
Interest             (16,557)  7.33%
Depreciation and       5,001   2.86%
amortization
Property management      387   1.17%
fees (a)
Net Increase         (41,677)  5.22%
(Decrease)






































FIRST SIX MONTHS  1999 COMPARED TO FIRST SIX MONTHS 1998

Revenue from property operations increased $36,686, or 2.79%, for the first six months of 1999, as compared to the 1998 first six months. The increase in rental income of $35,253 or 2.74% is primarily due to an increase in rental rates. The increase in other income of $1,433 or 5.25% is primarily due to fee income from the properties. The following table illustrates the components:

                          Increase      Per
                                        Cent
                          (Decrease)   Change

Rental income              35,253    2.74%
Other property              1,433    5.25%
Net Increase (Decrease)    36,686    2.79%



Property operating expenses decreased $51,059, or 3.24%, for the first six months of 1999, as compared to the same period in 1998, primarily due to decreases in interest and maintenance and repairs. The decrease in interest is primarily due to the refinancing of both properties at lower interest rates. The decrease in maintenance and repairs is due to fewer deferred maintenance projects than in 1998 as then required by the new mortgage notes. General and administrative increased $6,523 or 12.25% primarily due to costs incurred contesting real estate
tax valuations.   Insurance costs decreased $6,427 or 23.59%
primarily due to lower rates as a result of better than
expected loss claims.   The following table illustrates the
components by category:

                          Increase      Per
                                        Cent
                          (Decrease)   Change

Salaries & wages             13,428     9.80%
Maintenance & repairs       (31,587)   15.89%
Utilities                    (5,092)    5.55%
Real estate taxes                 0     0.00%
General administrative        6,523    12.25%
Contract services              (933)    1.66%
Insurance                    (6,427)   23.59%
Interest                    (38,717)    8.43%
Depreciation and             10,001     2.86%
amortization
Property management fees      1,745     2.66%
(a)
Net Increase (Decrease)     (51,059)    3.24%





LIQUIDITY AND CAPITAL RESOURCES

      While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

As of June 30, 1999, the Partnership had $109,932 in cash and cash equivalents as compared to $146,358 as of December 31, 1998 . The net decrease in cash of $36,426 is principally due to the repayment of notes payable to affiliates.

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

Net proceeds from the refinancing were used to reduce the notes payable to affiliates. During July, 1997 payments of $3,500,000 were made to reduce the debt to affiliates. This together with interest on the debt reduced the amounts due affiliates to $300,461 at June 30, 1999.

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

                                   Limited Partnership Agreement,
                                   incorporated by reference to Registration
                                   Statement No.2-81074effective May 2,1983.

     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25                            Power of Attorney,
incorporated by
                                   reference to Registration
Statement
                                   No. 2-81074 effective May 2,
1983.

     28                            None

     (B)  Reports on Form 8-K for the quarter ended June 30, 1999.

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


                         AMERICAN REPUBLIC REALTY FUND I
                         a Wisconsin limited partnership


                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner
     Date:     July 29, 1999


[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE June 30, 1999 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000711512
[NAME] AMERICAN REPUBLIC REALTY FUND I

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               JUN-30-1999
[CASH]                                         109,932
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                      17,342,394
[DEPRECIATION]                              10,032,703
[TOTAL-ASSETS]                               8,068,948
[CURRENT-LIABILITIES]                                0
[BONDS]                                     10,616,136
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                 (3,202,474)
[TOTAL-LIABILITY-AND-EQUITY]                 8,068,948
[SALES]                                              0
[TOTAL-REVENUES]                               671,312
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               547,608
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             209,356
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (85,652)
[EPS-BASIC]                                   (7.79)
[EPS-DILUTED]                                        0