Form 10-Q
period 1999-09-30
AMERICAN REPUBLIC REALTY FUND I
filed 1999-10-20
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

     For Quarter Ended September 30, 1999    Commission file number 0-11578

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

    Consolidated Balance Sheet as of September 30, 1999 and
    December 31, 1998                                              Page 3

     Consolidated Statements of Operations for the Three and Nine
     Months Ended September 30, 1999 and 1998                      Page 4

     Consolidated Statements of Cash Flows for the Nine months Ended
     September 30, 1999 and 1998                                   Page  5


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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                 AMERICAN REPUBLIC REALTY FUND
             Condensed Consolidated Balance Sheets
   See notes to Condensed Consolidated Financial Statements

                                    September     December
                                       30,           31,
                                      1999          1998
                                   (Unaudited)
ASSETS
        Real Estate assets, at cost
        Land                             $1,822,718   $1,822,718
        Buildings and improvements       15,519,676   15,519,676
                                         17,342,394   17,342,394
        Less: Accumulated Depreciation  (10,197,703)  (9,702,703)
 Real Estate, Net                         7,144,691    7,639,691
        Cash including cash investments     228,306      146,358
        Escrow deposits                     531,051      430,820
        Prepaid Expenses                     32,665       14,421
        Deferred Financing Fees             150,403      195,016

                TOTAL ASSETS             $8,087,116   $8,426,306

LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
        Mortgage and notes payable      $10,590,050  $10,675,051
        Note Payable to affiliates          300,461      399,392
        Amounts due affiliates                  637       46,853
        Real estate taxes payable           202,916            0
        Security deposits                    71,752       56,924
        Accounts payable & accrued expenses 175,514      278,099

 Total Liabilities                       11,341,330   11,456,319
PARTNERS CAPITAL (DEFICIT)

        Limited Partners                 (3,307,367)  (3,085,408)
        General  Partner                     53,153       55,395

  Total Partners Capital (Deficit)       (3,254,214)  (3,030,013)

  TOTAL LIABILITIES & PARTNER DEFICIT    $8,087,116   $8,426,306

                 AMERICAN REPUBLIC REALTY FUND
        Condensed Consolidated Statement of Operations
                          (Unaudited)
                     Three Months Ended     Nine Months Ended
                      September 30,          September 30,
REVENUES                  1999   1998       1999    1998

Rental income           $668,947 $646,753     $1,990,380 $1,932,933
Other property            14,364   17,532         43,102     44,837
Total revenues           683,311  664,285      2,033,482  1,977,770

EXPENSES
Salaries & wages          71,197  68,772         221,699    205,846
Maintenance & repairs     61,445  94,507         228,698    293,347
Utilities                 43,058  41,442         129,635    133,111
Real estate taxes         67,916  67,500         202,916    202,500
General administrative    29,962  26,714          89,746     79,975
Contract services         28,300  29,446          83,416     85,495
Insurance                 10,352  10,612          31,173     37,860
Interest                 208,850 201,453         629,286    660,606
Depreciation and Amort.  179,871 174,872         539,614    524,614
Property management Fees  34,100  33,172         101,500     98,827
fees
Total expenses           735,051 748,490       2,257,683  2,322,181




Net Income              ($51,740)($84,205)      (224,201)  (344,411)


NET INCOME PER UNIT       $(4.70)  $(7.66)       $(20.38)   $(31.31)

                   AMERICAN REPUBLIC REALTY FUND

        Condensed Consolidated Statement of Cash Flows
   See Notes to Condensed Consolidated Financial Statements
                           Unaudited
                                          Nine Months Ended
                                        September 30,
                                          1999       1998

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                       ($224,201)  ($344,411)
Adjustments to reconcile net income
(loss) to net cash provided by operating activities:
    Depreciation and amortization                  495,000     480,000

    Net Effect of changes in operating accounts
              Escrow deposits                     (100,231)    247,254
              Prepaid expenses                     (18,244)    (12,590)
              Accrued real estate taxes            202,916     202,500
              Security deposits                     14,828      11,014
              Accounts payable                    (102,585)   (132,323)
              Other assets                          44,613      44,614
Net cash provided by (used for)                    312,096     496,058
operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
      Repayment of mortgage notes payable           (85,001)   (78,583)
      Repayment of notes payable to affiliates      (98,931)         0
      Repayment of amounts due affiliates           (46,216)  (374,285)
Net cash used for investing activities             (230,148)  (452,868)

NET INCREASE (DECREASE) IN CASH AND                  81,948     43,190
        CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      146,358     16,900

CASH AND CASH EQUIVALENTS, END OF PERIOD           $228,306    $60,090


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



Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

At September 30, 1999 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 96.2% for the third quarter of 1999, as compared to 95.8% for the third quarter of 1998.

Revenue from property operations increased $19,026, or 2.86%, for the third quarter of 1999, as compared to the 1998 third quarter. The increase in rental income of $22,194 or 3.43% is primarily due to an increase in rental rates. The decrease in other income of $3,168 or 18.07% is primarily due to an decrease in fee income collections from the properties. The following table illustrates the components:

                   Increase   Per Cent
                   (Decrease)  Change

Rental income        22,194      3.43%
Other property      (3,168)     18.07%
Net Increase         19,026      2.86%
(Decrease)



Property operating expenses decreased $13,439, or 1.8%, for the third quarter of 1999, as compared to the same period in 1998, primarily due to decreases in maintenance and repairs of $33,062 or 34.98%. The decrease in maintenance and repairs is due to fewer deferred maintenance projects than in 1998 as then required by the new mortgage notes. General and administrative increased $3,248 or 12.16% primarily due to costs incurred
contesting real estate tax valuations.   The following table
illustrates the components by category:

                                Increase   Per Cent
                               (Decrease)  Change

Salaries & wages                   2,425   3.53%
Maintenance & repairs            (33,062) 34.98%
Utilities                          1,616   3.90%
Real estate taxes                    416   0.62%
General & Administrative           3,248  12.16%
Contract services                 (1,146)  3.89%
Insurance                           (260)  2.45%
Interest                           7,397   3.67%
Depreciation and amortization      4,999   2.86%
Property management fees             928   2.80%
Net Increase (Decrease)          (13,439)  1.80%
(Decrease)



FIRST NINE MONTHS  1999 COMPARED TO FIRST NINE MONTHS 1998

Revenue from property operations increased $55,712or 2.82%, for the first nine months of 1999, as compared to the 1998 first nine months. The increase in rental income of $57,447 or 2.97% is primarily due to an increase in rental rates. The decrease in other income of $1,735 or 3.87% is primarily due to reductions of fee income from the properties. The following table illustrates the components:

                                Increase   Per Cent
                               (Decrease)  Change

Rental income                       57,447   2.97%
Other property                      (1,735)  3.87%
Net Increase (Decrease)             55,712   2.82%



Property operating expenses decreased $64,498, or 2.78%, for the first nine months of 1999, as compared to the same period in 1998, primarily due to decreases in maintenance & repairs and interest. The decrease in maintenance and repairs is due to fewer deferred maintenance projects than in 1998 as then required by the new mortgage notes The decrease in interest is primarily due to the refinancing of both properties at lower interest rates. General and administrative increased $9,771 or 12.22% primarily due to costs incurred contesting real estate
tax valuations.   Insurance costs decreased $6,687 or 17.66%
primarily due to lower rates as a result of better than
expected loss claims.   The following table illustrates the
components by category:


                                Increase   Per Cent
                               (Decrease)  Change

Salaries & wages                   15,853    7.70%
Maintenance & repairs             (64,649)  22.04%
Utilities                          (3,476)   2.61%
Real estate taxes                     416    0.21%
General administrative              9,771   12.22%
Contract services                  (2,079)   2.43%
Insurance                          (6,687)  17.66%
Interest                          (31,320)   4.74%
Depreciation and amortization      15,000    2.86%
Property management fees            2,673    2.70%
Net Increase (Decrease)           (64,498)   2.78%

LIQUIDITY AND CAPITAL RESOURCES

      While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

As of September 30, 1999, the Partnership had $228,306 in cash and cash equivalents as compared to $146,358 as of December 31, 1998. The net increase in cash of $81,948 is principally due to operating cash flow .

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

Net proceeds from the refinancing were used to reduce the notes payable to affiliates. During July, 1997 payments of $3,500,000 were made to reduce the debt to affiliates. This together with interest on the debt reduced the amounts due affiliates to $300,461 at September 30, 1999.

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

Surveys of financial institutions and vendors used by the Partnership and Management Company also indicates compliance. The Partnership and Management Company have prepared contingency plans. These include redundant back-ups and paper copies of all system reports through 1999.

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

                                   Limited Partnership Agreement,
                                   incorporated by reference to
                                   Registration Statement No.2-81074
                                   effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25 Power of Attorney, incorporated by reference to Registration Statement No. 2-81074 effective May 2, 1983.

     28                            None

     (B)  Reports on Form 8-K for the quarter ended September 30,
       1999.

     1                             None









                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AMERICAN REPUBLIC REALTY FUND
                         a Wisconsin limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     October 20, 1999


[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE September 30, 1999 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000711512
[NAME] AMERICAN REPUBLIC REALTY FUND I

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               SEP-30-1999
[CASH]                                         228,306
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                      17,342,394
[DEPRECIATION]                              10,197,703
[TOTAL-ASSETS]                               8,087,116
[CURRENT-LIABILITIES]                                0
[BONDS]                                     10,590,050
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                 (3,254,214)
[TOTAL-LIABILITY-AND-EQUITY]                 8,087,116
[SALES]                                              0
[TOTAL-REVENUES]                               683,311
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               526,201
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             208,850
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (51,740)
[EPS-BASIC]                                   (4.70)
[EPS-DILUTED]                                        0