Form 10-K
period 1999-12-31
AMERICAN REPUBLIC REALTY FUND I
filed 2000-03-30
CIK 711512

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington D. C.  20549

                           ANNUAL REPORT

    Pursuant to Section 13 or 15(d) of the Securities Exchange
                            Act of 1934
            For the Fiscal year ended December 31, 1999
                  Commission file number 0-11578

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

Item 1.  Business

      The Registrant, American Republic Realty Fund I, (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated December 22, 1982. As of December 31, 1999, the Partnership consisted of an individual general partner, Mr. Robert J. Werra, (the "General Partner") and 926 limited partners owning 11,000 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced May 2, 1983 and ended April 17, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #0-11578) as amended.

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


Item 2.  Properties

     At December 31, 1999 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities.

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


                          Occupancy Rates

                             Per Cent



                    1995   1996   1997   1998   1999
Four Winds I & II   93.6%  93.3%  92.0%  95.0%  94.0%

Forestwood          97.8%  96.6%  97.0%  96.5%  96.9%




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



Item 3.  Legal Proceedings

         None.


Item 4.  Submission of Matters to a Vote of Security Holders



     No matters were submitted to a vote of the unit holders of the Partnership during the fourth quarter of 1999.

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

                              PART II

Item 5.   Market for the Partnership's Securities and Related Unit
          Holder Matters


The Partnership's outstanding securities are in the form of Limited Partnership Interests ("Interests"). The distribution period for the sale of the Interests began May 2, 1983,and closed April 17, 1984. As of December 31, 1999 there were approximately 981 limited partners owning 11,000 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

Although a public market for trading Interests has not developed, MP Value Fund 5, LLC acquired 1,444.5 units, approximately 13.1%, of the outstanding Interests of the partnership in during, 1999. MP Value Fund 5 has also tendered offers to other owners, although no additional Interests have been sold. The registrant knows of no other activity involving the sale or acquisition of Interest.

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis, however, no such distributions have been made and none are anticipated in the immediate future due to the debt service requirements of the Partnership.

An analysis of taxable income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:

YEARS  INCOME    GAIN   LOSS       CASH
                               DISTRIBUTED
 1984    $0       $0    $342       $0
 1985     0        0    $291        0
 1986     0        0    $271        0
 1987     0        0    $279        0
 1988     0      $43    $63         0
 1989     0      $38    $127        0
 1990     0        0    $126        0
 1991     0        0    $122        0
 1992  $121        0      0         0
 1993    $2   $1,071      0         0
 1994   $17        0      0         0
 1995     0   (a)  0      0         0


 1996   $45        0      0         0
 1997    $0        0    $70         0
 1998    $0        0    $48         0
 1999    $0        0    $39         0


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


     Year Ended December 31.
(in thousands except unit and per
          unit amounts)

                                     1999   1998   1997   1996   1995

Limited Partner Units Outstanding  11,000 11,000 11,000 11,000 11,000

Statement of Operations
  Total Revenues                   $2,752 $2,675 $2,534 $2,458 $2,409
Income (Loss) before                (137)  (194)  (112)    258    248
extraordinary items
  Extraordinary Item-gain on            0      0    252      0      0
extinguishment of debt
  Net Income (Loss)                 (137)  (194)    140    258    248
  Limited Partner Net Income      (12.31)(17.53)  12.60  23.22  22.31
(Loss) per Unit - Basic
  Cash Distributions to Limited        0      0      0      0      0
Partners per Unit  - Basic


Balance Sheet:
  Real Estate, net                 $7,096 $7,639 $8,134 $8,420 $8,954
  Total Assets                      7,941  8,426  9,092  8,645  9,099
  Mortgages Payable                10,572 10,675 10,770  7,240  7,998
  Notes Payable to Affiliate          165    399    760  2,935  3,108
  Partner's Deficit               (3,166)(3,030)(2,835)(2,975)(3,233)

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 - "Selected Financial Data" and Item 8 - "Financial Statements and Supplemental Information" .

Results of Operations: 1999 VERSUS 1998 -

Revenue from Property Operations increased $77,626 or 2.90% as compared to 1998. This increase is primarily attributed to a $66,693 increase in rental revenues which was principally due to an increase in rents. Interest income increased $4,388 due to an
increase  in  available  funds  for investment  during  1999.   The
increase in other operating revenues of $6,545 were principally caused by a increase in fees from tenants and vending revenues. The following table illustrates the increases:

                  Increase/
                 (Decrease)

Rental income    $66,693
Interest           4,388
Other              6,545
                 --------
Net Increase     $77,626
                =========

Property operating expenses for 1999 increased $19,679 or 0.7%. Interest expense on mortgage payable decreased $8,832 due primarily to normal amortization. Depreciation and amortization increased primarilly due to additional costs associated with the new mortgage loans. Interest expense on Note payable to affiliates decreased due to the repayment of a substantial portion of the amount owed to affiliates with cash flow from operations. Maintenance and repairs decreased $15,809 or 5.22% due primarily to the completion of deferred maintenance items required by the new mortgage lenders. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note C to the Financial Statements and Schedule Index contained in Item 8). The following table illustrates the increases or (decreases):

                  Increase
                 (Decrease)

Interest Expense on N/P Affiliate    $(13,552)
Interest Expense on Mortgages Pay      (8,832)
General administartive                 22,229
Maintenance & repairs                 (15,809)
Utilities                              (1,090)
Real estate taxes                      18,681
Advertising and Marketing                (209)
Depreciation and amortization          14,545
Property management fees                3,716
Administrative Service Fee                  0
                                     ---------
Net Increase                          $19,679
                                     =========

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

                  Increase/
                 (Decrease)

Rental income     $134,934
Interest            (8,385)
Other               15,025
                 ----------
Net Increase      $141,574
                ============

Property operating expenses for 1998 increased $224,472 or 8.48%. Interest expense on mortgage payable increased $363,003 due primarily to refinancing completed in 1997. Depreciation and amortization increased primarilly due to additional costs associated with the new mortgage loans. Interest expense on Note payable to affiliates decreased due to the repayment of a substantial portion of the amount owed to affiliates with excess proceeds from the refinancing of the mortgages payable. Maintenance and repairs decreased $25,556 or 7.79% due primarily to the completion of deferred maintenance items required by the new mortgage lenders. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note C to the Financial Statements and Schedule Index contained in Item 8). The following table illustrates the increases or (decreases):

                  Increase
                 (Decrease)

Interest Expense on N/P Affiliate  $(140,851)
Interest Expense on Mortgages Pay    363,003
General administrative                    (9)
Maintenance & repairs                (25,556)
Utilities                             (3,545)
Real estate taxes                    (11,869)
Advertising and Marketing               (553)
Depreciation and amortization         37,023
Property management fees               6,829
Administrative Service Fee                 0
                                  ------------
Net Increase                        $224,472
                                 ==============

Liquidity and  Capital Resources

While it is the General Partner's primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal. At this time, there is no plan to dispose of either Property.

As of December 31, 1999, the Partnership had $116,649 in cash and cash equivalents as compared to $146,358 as of December 31, 1998. See Note C to the Financial Statements contained in Item 8 for information regarding related party transactions.

The properties are encumbered by two non-recourse mortgage notes as of December 31, 1999. These mortgages payable have a carrying value of $10,572,372 at December 31, 1999. The mortgage notes were entered into during 1997 to refinance certain mortgage notes. (See earlier discussion entitled "Extraordinary Item - Gain on Early Extiguishment of Debt"). The refinancing of these mortgage notes resulted in a gain from early extinguishment of debt.

Additionally, the general partner has provided funding to the Partnership in the form of notes payable with balances at December 31,1999 totaling $165,346 which accrue interest at 8.25% and is due on February 16, 2001. The general partner is not obligated to provide additional funding to the Partnership.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding any balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund balloon mortgage payments will be proceeds from the sale, financing or refinancing of the Properties.

The Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are $111,063, $285,478, $129,941 $140,551 and
$152,028 for each of the next five years.
Item 7a - Quantitative and Qualitative Disclosure about Market Risk
Market Risk

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
















                 AMERICAN REPUBLIC REALTY FUND I
                  COMBINED FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                   December 31, 1999 and 1998

                 INDEX TO FINANCIAL STATEMENTS




Page

 Independent Auditors' Reports                                         1

 Combined Financial Statements

  Balance Sheets as of December 31, 1999 and 1998                      3

  Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997                                    4

  Statements of Partners' Equity (Deficit) for the years ended
   December 31, 1999, 1998, and 1997                                   5

  Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997                                    6

  Notes to Financial Statements                                        7

  Schedule III - Real Estate and Accumulated Depreciation             14


  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.




                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    American Republic Realty Fund I

We have audited the accompanying combined balance sheets of American Republic Realty Fund I and subsidiary, a Wisconsin limited partnership (the "Partnership") as of December 31, 1999 and 1998, and the related combined statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of American Republic Realty Fund I as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 1999 and 1998 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


January 21, 2000
Dallas, Texas



INDEPENDENT AUDITORS' REPORT


To the General Partner
 and Limited Partners of
 American Republic Realty Fund I
Dallas, Texas

We have audited the accompanying combined statements of operations, partners' equity (deficit) and cash flows of American Republic Realty Fund I and subsidiary (a Wisconsin limited partnership) (the "Partnership") for the year ended December 31, 1997. The combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the combined financial statements based on our audit.

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

In our opinion, such combined financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended
December 31, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Dallas, Texas
February 23, 1998


                AMERICAN REPUBLIC REALTY FUND I
                    COMBINED BALANCE SHEETS
                   December 31, 1999 and 1998


                             ASSETS
                                                      1999             1998

Investments in real estate at cost
 Land                                           $1,822,718       $1,822,718
 Buildings, improvements and furniture and
 fixtures                                       15,656,616       15,519,676
                                           ----------------------------------
                                                17,479,334       17,342,394
 Accumulated   depreciation                    (10,382,557)      (9,702,703)

                                                 7,096,777        7,639,691

Cash and cash equivalents                          116,649          146,358
Escrow deposits                                    542,074          430,820
Deferred financing costs, net of accumulated
amortization of $57,358 and $34,414, respectively  172,072          195,016
Prepaid expenses                                    14,067           14,421
                                          -----------------------------------
TOTAL ASSET                                      7,941,639        8,426,306


               LIABILITIES AND PARTNERS' DEFICIT

Mortgages payable                               10,572,372       10,675,051
Notes payable to affiliates                        165,346          399,392
Amounts due affiliates                               4,490           46,853
Accounts payable and accrued expenses              297,610          278,099
Security deposits                                   68,610           56,924
                                         ------------------------------------
TOTAL LIABILITIES                               11,108,428       11,456,319

PARTNERS' DEFICIT                               (3,166,789)      (3,030,013)
                                         ------------------------------------
TOTAL LIABILITIES AND PARTNERS' DEFICIT         $7,941,639       $8,426,306



                AMERICAN REPUBLIC REALTY FUND I
               COMBINED STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 1999, 1998 and 1997

                                         1999         1998         1997
                                     ----------------------------------------
INCOME
 Rentals                              $2,681,389    $2,614,696     $2,479,762
 Other                                    63,262        56,717         41,692
 Interest                                  8,346         3,958         12,343
                                     ----------------------------------------
 Total income                          2,752,997     2,675,371      2,533,797

OPERATING EXPENSES
 Interest expense on mortgages payable   836,393       845,225        482,222
 Depreciation and amortization           702,798       688,253        651,230
 General and administrative              410,987       388,758        388,767
 Maintenance and repairs                 286,787       302,596        328,152
 Real estate taxes                       263,714       245,033        256,902
 Utilities                               176,806       177,896        181,441
 Property  management  fee to affiliate  137,375       133,659        126,830
 Advertising and marketing                40,284        40,493         41,046
 Interest expense on notes payable to affiliates
                                          24,621        38,173        179,024
 Administrative service fee to general partner
                                          10,008        10,008         10,008
                                    -----------------------------------------
 Total operating expenses              2,889,773     2,870,094      2,645,622
                                    -----------------------------------------
NET LOSS BEFORE
 EXTRAORDINARY GAIN                     (136,776)     (194,723)      (111,825)

 Extraordinary gain - gain on early
    extinguishment of debt                   ---          ---         251,785
                                    -----------------------------------------
 NET  INCOME (LOSS)                    $(136,776)    $(194,723)      $139,960
                                    =========================================
NET INCOME PER LIMITED PARTNERSHIP
 UNIT - BASIC

 Net loss before extraordinary gain      $(12.31)      $(17.53)       $(10.06)
 Extraordinary gain - gain on early extinguishment
    of debt                                  ---           ---          22.66
                                    -----------------------------------------
 Net income (loss) per unit - basic      $(12.31)      $(17.53)        $12.60
                                    =========================================
LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                      11,000        11,000         11,000
                                    =========================================



                 AMERICAN REPUBLIC REALTY FUND I
        COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 1999, 1998 and 1997


                                      General        Limited
                                      Partner        Partners          Total
                                    -----------------------------------------
 Balance, January 1, 1997             $55,942     $(3,031,192)  $(2,975,250)

 Net income                             1,400         138,560       139,960
                                    -----------------------------------------
 Balance, December 31, 1997            57,342      (2,892,632)   (2,835,290)

 Net loss                              (1,947)       (192,776)     (194,723)
                                    -----------------------------------------
 Balance, December 31, 1998            55,395      (3,085,408)   (3,030,013)

 Net loss                              (1,368)       (135,408)     (136,776)
                                    -----------------------------------------
 Balance, December 31, 1999           $54,027     $(3,220,816)  $(3,166,789)
                                    =========================================










                AMERICAN REPUBLIC REALTY FUND I
               COMBINED STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1999, 1998 and 1997

                                            1999        1998        1997
                                   ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                     $(136,776)  $(194,723)   $139,960
 Adjustments to reconcile net income (loss) to
   net cash provided by operations:
 Extraordinary gain on early extinguishment
   of debt                                   ---         ---    (251,785)
 Depreciation and amortization           702,798     688,252     651,230
 Change in assets and liabilities:
   Prepaid expenses                          354       6,265      (1,072)
   Escrow deposits                       (46,796)    295,249     (91,894)
 Accounts  payable and accrued expenses   19,511     (27,931)    188,828
 Security deposits                        11,686      10,333         845
                                  -------------------------------------------
 Net cash provided by operating activities
                                         550,777     777,445     636,112

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate             (136,940)   (171,169)   (353,998)
 Net payments to reserve for replacement (64,458)    (23,114)   (428,095)
                                  -------------------------------------------
 Net cash used for investing activities (201,398)   (194,283)   (782,093)

CASH FLOWS FROM FINANCING ACTIVITIES
 Additions to mortgages payable              ---         ---  10,800,000
 Deferred financing costs                    ---         ---    (229,430)
 Payments on mortgages payable          (102,679)    (94,926) (7,017,917)
 Payments on notes payable to affiliates
                                        (234,046)   (360,396) (2,175,522)
 Proceeds (payments) on amounts due affiliates
                                         (42,363)      1,618  (1,237,461)
                                  -------------------------------------------
 Net cash provided by (used for) financing
  activities                            (379,088)   (453,704)    139,670
                                  -------------------------------------------
 Net increase (decrease) in cash and cash
   equivalents                           (29,709)    129,458      (6,311)

 Cash and cash equivalents at beginning of period
                                         146,358      16,900      23,211
                                  -------------------------------------------
 Cash and cash equivalents at end of period
                                        $116,649    $146,358   $  16,900
                                  ===========================================
 Supplemental disclosure of cash flow information:
 Cash paid during the year for interest
                                        $837,067    $856,672  $1,775,590
                                  ===========================================
 Extraordinary gain on early
     extinguishment of debt             $    ---    $    ---   $(251,785)
                                  ===========================================



                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998

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

     An  aggregate of 20,000 units is authorized, of which 11,000 were  outstanding for each of the three years ended December
     31,  1999.   Under the terms of the offering, no  additional
     units will be offered.





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





                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


     Income Taxes

     No provision for income taxes has been made since the partners report their respective share of the results of operations on their individual income tax return.

     Revenue Recognition



     The Partnership has leased substantially all of its rental apartments under cancelable leases for periods generally less than one year. Rental revenue is recognized on a monthly basis as earned.



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


     Long-Lived Assets



     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Based on current estimates, management does not believe impairment of operating properties is present.






                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED



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

	Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation. Management does not believe significant credit risk exists at December 31, 1999.


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

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 1999, December 31, 1998, and December 31, 1997, the Partnership's comprehensive income (loss) was equal to its net income
     (loss) and the Partnership does not have income meeting the definition of other comprehensive income.






                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


Segment Information

     The Partnership is in one business segment, the real estate investments business, and follows the requirements of FAS
     131, "Disclosures about Segments of an Enterprise and Related Information."

NOTE B - MORTGAGES PAYABLE

     Mortgages payable at December 31, 1999 and 1998, consisted of the following:

                                                     1999          1998
                                            ---------------------------------
Mortgage  note, original face  value  of
$6,800,000,    payable    in     monthly
installments  of principal and  interest
of  $49,517, bears interest at a rate of
7.92%  and  matures August 1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $5,945,187 is  due.   This
mortgage note is secured by real  estate
assets   with  a  net  book   value   of
approximately $4,518,218                       $6,657,897     $6,722,016

Mortgage  note, original face  value  of
$4,000,000,    payable    in     monthly
installments  of principal and  interest
of  $28,795 bears interest at a rate  of
7.8%  and  matures August  1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $3,488,279 is  due.   This
mortgage note is secured by real  estate
assets   with  a  net  book   value   of
approximately $2,578,559                        3,914,475      3,953,035
                                            ---------------------------------
                                              $10,572,372    $10,675,051
                                            =================================

At December 31, 1999, required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are as follows

              2000                      $  111,063
              2001                         285,478
              2002                         129,941
              2003                         140,551
              2004                         152,028
              Thereafter                 9,918,657
                                        ----------
                                       $10,737,718
                                        ==========



                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998

NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements earned by an affiliate of the general partner in 1999, 1998 and 1997:

                                             1999       1998       1997
                                    -----------------------------------------
     Property management fee             $137,375   $133,659   $126,830
     Administrative service fee            10,008     10,008     10,008

     The general partner held a $1,300,000 promissory note of the Partnership, bearing interest at a rate of 10%, scheduled to mature on June 30, 2001. This note was paid off in July
     1997 with excess funds from the refinancing of mortgage notes payable. Interest expense incurred on this note was $65,000 for the year ended December 31, 1997.

     During 1996, the Partnership received advances from the general partner under a note agreement bearing interest at prime plus 2%. These advances of $208,866, including accrued interest of $30,768, were paid off with excess funds from refinancing of mortgage notes payable in July 1997.

     Notes payable to affiliates at December 31, 1999 and 1998, consisted of the following:

                                                    1999        1998
                                              -----------------------------
Note  payable  to  an  affiliate  of  the
general  partner,  bearing  interest   at
8.25%, principal and accrued interest due
and  payable  on or before  February  16,
2001.    Interest  expense  of   $21,690,
$24,788 and $31,904 was incurred  on  the
note for each of the years ended December
31,  1999,  1998 and 1997,  respectively.
Accrued interest of $1,705 and $43,567 at
December 31, 1999 and 1998, respectively,
is included in amounts due affiliates.          $165,346    $300,461

Note  payable  to  the  general  partner,
bearing   interest  of  prime  plus   2%,
principal  and accrued interest  due  and
payable  on June 30, 2001 or upon demand.
Interest  expense of $1,226, $29,604  and
$66,996 was incurred on the note for each
of  the  years ended December  31,  1999,
1998 and 1997, respectively.  There is no
accrued interest payable at December  31,
1999 and 1998. The note was paid in 1999.           ---       98,931
                                              ------------------------------
                                                 165,346     399,392
                                              ==============================


                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998



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

NOTE E - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 1999 would have been as follows:



     Net loss per accompanying financial statements    $(136,776)

     Add - book basis depreciation using                 679,854
     straight-line method

     Add - difference in expense recognized by GAAP       36,384


     Deduct - income tax basis depreciation expense using

              ACRS method                               (146,970)

                                                    ------------------

     Excess of revenues over expenses,
     accrual income tax basis                           $432,492
                                                    ==================


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





                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998

NOTE F - ESTIMATED    FAIR   VALUE   OF   FINANCIAL   INSTRUMENTS
          (CONTINUED)

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 1999 and 1998.

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




AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1999


                                Initial Cost
                                to Partnership
Description        Encumb       Land     Building       Total Subseq
                   rances                and Improv     quent to
                                         ments          Acquisition

26 two-story
apartment
buildings  of
concrete block
construction
with stucco
and cedar
exterior and
gabled roofs
located in
in Jacksonville,
Florida            (b)      $583,000     $5,686,771         $310,767

37  two-story
apartment
buildings  of
concrete block
construction
with brick
veneer, stucco
and wood
siding exterior,
and composition,
shingled roofs
located in Bedford,
Texas              (b)     1,239,718      8,679,421          979,657
                        -----------------------------------------------
                          $1,822,718    $14,366,192       $1,290,424





                            Gross Amounts at Which
                            Carried at Close of Year
                     ---------------------------------------

   Land    Buildings and    Total   Accumulated   Date of   Date      Life on
           Improvements    (c)(d)   Depreciation  Construc  Acquired  Which
                                        (c)       tion                Depre
                                                                      ciation
                                                                      is
                                                                      Computed
  $583,000    $5,997,538  $6,580,538  $4,001,980  Phase I
                                                  complete
                                                  at date
                                                  acquired; 9/12/83      (a)
                                                  Phase II
                                                  complete
                                                  at date
                                                  acquired  5/01/84      (a)

 1,239,718     9,659,078  10,898,796   6,380,577  Complete
                                                  at date
                                                  acquired  12/20/83     (a)
------------------------------------------------------------------------
$1,822,718   $15,656,616 $17,479,334 $10,382,557
========================================================================


See notes to Schedule III.





AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 1999


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                        Investments           Accumulated
                                        in Real Estate        Depreciation
                                  ------------------------------------------

    Balance, January 1, 1997               $16,817,227          $8,397,635

        Acquisitions                           353,998                 ---
        Depreciation expense                       ---             639,758
                                  ------------------------------------------
    Balance, December 31, 1997              17,171,225           9,037,393

        Acquisitions                           171,169                 ---
        Depreciation expense                       ---             665,310
                                  ------------------------------------------
    Balance, December 31, 1998              17,342,394           9,702,703

        Acquisitions                           136,940                 ---
        Depreciation expense                       ---             679,854
                                  ------------------------------------------
    Balance, December 31, 1999             $17,479,334         $10,382,557
                                  ===========================================

(d) Aggregate cost for federal income tax purposes is $17,361,634.


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

       For the years ended December 31, 1999, 1998, 1997 and, property management fees earned totaled $137,375, $133,659, and 126,830, respectively. An additional administration service fee was paid to the General Partner of $10,008, $10,008 and $10,008 for the years ended December 31, 1999 1998, and 1997 respectively.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

           (a) No one except as listed in item (b) below, owns of record, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.

                             Amount and Nature

     Title           Name of                  of Beneficial      Percent
   of Class      Beneficial Owner               Ownership      of Interest

   Limited       M.P. Valu Fund IV L.L.C.        1,444.5          13.10%
   Partnership
   Interests


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

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 1999.

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




    March 29, 2000