Form 10-Q
period 2000-03-31
AMERICAN REPUBLIC REALTY FUND I
filed 2000-05-10
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

  For Quarter Ended March 31, 2000   Commission file number 0-11578

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

    Consolidated Balance Sheet as of March 31, 2000 and
    December 31, 1999                                           Page 3

     Consolidated Statements of Operations for the Three
     Months Ended March 31, 2000 and 1999                       Page 4

     Consolidated Statements of Cash Flows for the Three months
     Ended March 31, 2000 and 1999                              Page  5


Item 2.  Results of Operations and Management's Discussion and
Analysis of
     Financial Condition                                        Page 6

     Liquidity and Capital Resources                            Page 7

     Other Information                                          Page 8

     Signatures                                                 Page 9



The statements, insofar as they relate to the period subsequent to December 31, 1999, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                AMERICAN REPUBLIC REALTY FUND I
             Condensed Consolidated Balance Sheets
                                         March 31       December 31,
                                           2000             1999
                                        (Unaudited)

ASSETS
        Real Estate assets, at cost
        Land                            $1,822,718      $1,822,718
        Buildings and improvements      15,656,616      15,656,616

                                        17,479,334      17,479,334
           Less: Accumulated           (10,552,557)    (10,382,557)
             depreciation
 Real Estate, net                        6,926,777       7,096,777

        Cash including cash investments     93,661         116,649
        Escrow deposits                    463,501         542,074
        Prepaid Expenses                    11,715          14,067
        Deferred Financing Fees            150,403         172,072


                     TOTAL ASSETS       $7,646,057      $7,941,639


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
        Mortgage and notes payable      $10,536,316    $10,572,372
        Note Payable to affiliates                0        165,346
        Amounts due affiliates                8,999          4,490
        Real estate taxes payable            68,748              0
        Security deposits                    69,619         68,610
        Accounts payable & accrued expenses 157,062        297,610


 Total liabilities                       10,840,744     11,108,428
PARTNERS CAPITAL (DEFICIT)
        Limited Partners                 (3,248,435)    (3,220,816)
        General  Partner                     53,748         54,027

Total Partners Capital (Deficit)         (3,194,687)    (3,166,789)



TOTAL LIABILITIES AND PARTNER DEFICIT    $7,646,057     $7,941,639

       See notes to Condensed Consolidated Financial Statements




                        AMERICAN REPUBLIC REALTY FUND I
               Condensed Consolidated Statement of Operations
                                 (Unaudited)




                               Three Months Ended
                                   March 31,

REVENUES                                           2000      1999

Rental income                                   675,721     663,831
Other property                                   17,621      15,028
Total revenues                                  693,342     678,859

EXPENSES
Salaries & wages                                 66,926      66,277
Maintenance & repairs                            44,243      96,332
Utilities                                        61,899      43,312
Real estate taxes                                68,748      67,500
General administrative                           19,964      28,663
Contract services                                28,811      28,135
Insurance                                        10,352      10,612
Interest                                        209,978     211,080
Depreciation and amortization                   175,736     179,871
Property management fees (a)                     34,583      33,886

Total expenses                                  721,240     765,668



Net Income                                     ($27,898)   ($86,809)

NET INCOME PER UNIT                              $(2.54)     $(7.89)

        See Notes to Condensed Consolidated Financial Statements


                       AMERICAN REPUBLIC REALTY FUND I

               Condensed Consolidated Statement of Cash Flows
          See Notes to Condensed Consolidated Financial Statements
                                  Unaudited

                                      Three Months Ended
                                          March 31,

                                                   2000           1999

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                              ($27,898)      ($86,809)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
    Depreciation and amortization               170,000        165,000

    Net Effect of changes in operating accounts
                      Escrow deposits            78,573         57,680
                      Prepaid expenses            2,352          2,612
                      Accrued real estate taxes  68,748         67,500
                      Security deposits           1,009          3,023
                      Accounts payable         (140,548)       (59,281)
                      Other assets               21,669         14,871
Net cash provided by (used for)
 operating activities                           173,905        164,596


CASH FLOWS FROM INVESTING ACTIVITIES
    Repayment of mortgage notes payable        (36,056)        (33,335)
    Repayment of notes payable to affiliates  (165,346)              0
    Proceeds from amounts due affiliates         4,509         (98,931)
    Repayment of amounts due affiliates                        (37,888)

Net cash used for investing activities        (196,893)       (170,154)

NET INCREASE (DECREASE) IN CASH AND            (22,988)         (5,558)
CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING           116,649         146,358
OF PERIOD

CASH AND CASH EQUIVALENTS, END OF              $93,661        $140,800
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









Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

At  March  31,  2000 the Partnership owned two properties  with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 95.3% for the first quarter of 2000, as compared to 95.8% for the first quarter of 1999.

Revenue from property operations increased $14,483, or 2.13%, for the first quarter of 2000, as compared to the 1999 first quarter. The increase in rental income of $11,890 or 1.79% is primarily due to an increase in rental rates. The increase in other income of $2,593 or 17.25% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                                             Increase   Per Cent
                                            (Decrease)   Change

Rental income                                  11,890    1.79%
Other property                                  2,593   17.25%
Net Increase (Decrease)                        14,483    2.13%



Property operating expenses decreased $44,428, or 5.80%, for the first quarter of 2000, as compared to the same period in 1999, primarily due to decreases in maintenance and repairs expense. The decrease in maintenance and repairs expense is due to a one time charge in 1999 for resurfacing the parking lots. Utilities rose $18,587 or 42.91% primarily due to increases in usage and rates of water and wastewater charges. General and Administrative decreased $8,699 or 30.35% primarily due to professional fees relating to cable wiring of the properties. The following table illustrates the components by category:

                                            Increase    Percent
                                           (Decrease)    Change

Salaries & wages                             649          0.98%
Maintenance & repairs                    (52,089)        54.07%
Utilities                                 18,587         42.91%
Real estate taxes                          1,248          1.85%
General administrative                    (8,699)        30.35%
Contract services                            676          2.40%
Insurance                                   (260)         2.45%
Interest                                  (1,102)         0.52%
Depreciation and amortization             (4,135)         2.30%
Property management fees (a)                 697          2.06%
Net Increase (Decrease)                  (44,428)         5.80%



LIQUIDITY AND CAPITAL RESOURCES

      While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

     As of March 31, 2000, the Partnership had $93,661 in cash and cash equivalents as compared to $116,649 as of December 31, 1999 . The net decrease in cash of $22,988 is principally due to the repayment of notes payable to affiliates.

     During the first quarter of 2000 ending March 31, the partnership paid off the remaining balance owned to the general partner of $165,346. The payment was made with operating cash flow from the partnership.

     Each asset of the fund refinanced its debt during July 1997. The fund retired debt with a face value of $6,500,000 and replaced with debt of $10,800,000. The new mortgages in the amounts of $4,000,000, $6,800,000 carry interest rates of 7.8% and 7.92% respectively. The notes come due August, 2007. The Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are $111,063, $120,132 and $129,941, for each of the next three years.


     Net proceeds from the refinancing were used to reduce the notes payable to affiliates. During July, 1997 payments of $3,500,000 were made to reduce the debt to affiliates. This together with interest on the debt reduced the amounts due affiliates to $300,461 at March 31, 1999.

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

                                   Limited Partnership Agreement,
                                   incorporated by reference to
                                   Registration Statement No.2-81074
                                   effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25 Power of Attorney, incorporated by reference to Registration Statement No. 2-81074 effective May 2, 1983.

     28                            None

     (B)  Reports on Form 8-K for the quarter ended March 31, 2000.

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


                         AMERICAN REPUBLIC REALTY FUND I
                         a Wisconsin limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     May 8, 2000

[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE March 31, 2000 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000711512
[NAME] AMERICAN REPUBLIC REALTY FUND I

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               MAR-31-1999
[CASH]                                          93,661
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                      17,479,334
[DEPRECIATION]                              10,552,557
[TOTAL-ASSETS]                               7,646,057
[CURRENT-LIABILITIES]                                0
[BONDS]                                     10,536,316
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                 (3,194,687)
[TOTAL-LIABILITY-AND-EQUITY]                 7,646,057
[SALES]                                              0
[TOTAL-REVENUES]                               693,342
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               511,262
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             209,978
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (27,898)
[EPS-BASIC]                                   (2.54)
[EPS-DILUTED]                                        0