Form 10-Q
period 2000-06-30
AMERICAN REPUBLIC REALTY FUND I
filed 2000-08-01
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For Quarter Ended June 30, 2000    Commission file number 0-11578

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

  Consolidated Balance Sheet as of June 30, 2000 and
  December 31, 1999                                                 Page 3

  Consolidated Statements of Operations for the Three and Six Months
  Months Ended June 30, 2000 and 1999                               Page 4

  Consolidated Statements of Cash Flows for the Three months
  Ended June 30, 2000 and 1999                                      Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                AMERICAN REPUBLIC REALTY FUND I
             Condensed Consolidated Balance Sheets



                             June 30,                  December 31,
                               2000                      1999
                            (Unaudited)
ASSETS
 Real
Estate
assets, at
cost
      Land                   $1,822,718                  $1,822,718

      Buildings             $15,656,616                 $15,656,616
      and improvements
                             17,479,334                  17,479,334

      Less:                ($10,722,557)               ($10,382,557)
      Accumulated
      depreciation
                            $6,756,777                   $7,096,777


      Cash                    $270,364                     $116,649
      including cash
      investments

      Escrow                  $427,495                     $542,074
      deposits

      Prepaid                  $49,895                      $14,067
      Expenses

      Deferred                $160,601                     $172,072
      Financing Fees

      Total                 $7,665,132                   $7,941,639
      assets

LIABILITIES AND STOCK HOLDER'S EQUITY

Liabilities
      Mortgage             $10,508,647                  $10,572,372
      and notes
      payable

      Note Payable                  $0                     $165,346
      to affiliates

      Amounts due                   $0                       $4,490
      affiliates

      Real estate             $137,496                           $0
      taxes payable

      Security                 $72,000                      $68,610
      deposits

      Accounts                $157,251                      297,610
      payable &
      accrued expenses

      Total                 10,875,394                   11,108,428
      liabilities

      Partner's Deficit    ($3,210,262)                 ($3,166,789)


      Total                 $7,665,132                   $7,941,639
      liabilities and
      partner deficit


   See notes to Condensed Consolidated Financial Statements




                AMERICAN REPUBLIC REALTY FUND I
        Condensed Consolidated Statement of Operations
                          (Unaudited)




                         Three Months Ended             Six Months Ended
                           June 30, 1999                  June 30, 2000

REVENUES                  2000        1999              2000        1999

Rental income           677,399    657,602           1,353,120   $1,321,433

Other property           14,546     13,710              32,167       28,738
Total revenues          691,945    671,312           1,385,287    1,350,171


EXPENSES
Salaries & wages         63,764     84,225             130,690      150,502
Maintenance & repairs    57,568     70,921             101,811      167,253
Utilities                28,724     43,265              90,623       86,577
Real estate taxes        68,748     67,500             137,496      135,000
General administrative   33,682     31,121              53,646       59,784
Contract services        26,007     26,981              54,818       55,116
Insurance                11,374     10,209              21,726       20,821
Interest                207,270    209,356             417,248      420,436
Depreciation and        175,736    179,872             351,472      359,743
amortization
Property management      34,648     33,514              69,231       67,400
fees (a)
Total expenses          707,521    756,964           1,428,761    1,522,632





Net Income             ($15,576)  ($85,652)            (43,474)    (172,461)


NET INCOME PER UNIT      $(1.42)    $(7.79)             $(3.95)     $(15.68)



   See Notes to Condensed Consolidated Financial Statements

                AMERICAN REPUBLIC REALTY FUND I

        Condensed Consolidated Statement of Cash Flows
   See Notes to Condensed Consolidated Financial Statements Unaudited



                                           Three Months Ended
                                                June 30,

                                             2000              1999

CASH FLOWS FROM OPERATING ACTIVITY

Net income (loss)                         ($43,474)         ($172,461)
Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:

    Depreciation and amortization          340,000            330,000

    Net Effect of changes in operating accounts

        Escrow deposits                    114,579            (10,224)

        Prepaid expenses                   (35,828)           (28,586)

        Accrued real estate taxes          137,496            135,000

        Security deposits                    3,390              7,667

        Accounts payable                  (140,359)          (122,865)

        Other assets                        11,471             29,742

Net cash provided by (used for)            387,275            168,273
operating activities

CASH FLOWS FROM INVESTING ACTIVITIES

  Repayment of mortgage notes payable      (63,725)           (58,915)

  Repayment of notes payable to           (165,346)
  affiliates

  Proceeds from amounts due affiliates      (4,490)           (98,931)

  Repayment of amounts due affiliates      (46,853)

  Net cash used for investing activities  (233,561)          (204,699)


NET INCREASE (DECREASE) IN CASH            153,714            (36,426)
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,                 116,649            146,358
BEGINNING OF PERIOD

CASH AND CASH EQUIVALENTS, END OF PERIOD  $270,363           $109,932





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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

At June 30, 2000 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 94.3% for the first six months of 2000, as compared to 94.2% for the second quarter of 1999.

Revenue from property operations increased $20,633, or 3.07%, for the second quarter of 2000, as compared to the 1999 second quarter. The increase in rental income of $19,797 or 3.01% is primarily due to an increase in rental rates. The increase in other income of $836 or 6.10% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                                      Increase        Percent
                                     (Decrease)       Change


Rental income                         19,797          3.01%
Other property                           836          6.10%
Net Increase (Decrease)               20,633          3.07%



Property operating expenses decreased $49,443, or 6.53%, for the second quarter of 2000, as compared to the same period in 1999, primarily due to decreases in maintenance and repairs expense. The decrease in maintenance and repairs expense is due to a one time charge in 1999 for resurfacing the parking lots. Salaries and wages decreased $20,461 or 24.29% primarily due to staffing shortages. Utilities decreased $14,541 or 33.61% primarily due to decreased consumption. Insurance increased $2,086 or 11.41% with the annual policy renewal. The following table illustrates the components by category:

                                      Increase        Percent
                                     (Decrease)       Change

Salaries & wages                      (20,461)         24.29%
Maintenance & repairs                 (13,353)         18.83%
Utilities                             (14,541)         33.61%
Real estate taxes                       1,248           1.85%
General administrative                  2,561           8.23%
Contract services                        (974)          3.61%
Insurance                               1,165          11.41%
Interest                               (2,086)          1.00%
Depreciation and amortization          (4,136)          2.30%
Property management fees (a)            1,134           3.38%
Net Increase (Decrease)               (49,443)          6.53%


FIRST SIX MONTHS 2000 COMPARED TO FIRST SIX MONTHS 1999

Revenue from property operations increased $35,116, or 2.6%, for the first six months of 2000, as compared to the 1999 first six months . The increase in rental income of $35,116 or 2.6% is primarily due to an increase in rental rates. The increase in other income of $3,429 or 11.93% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                                      Increase        Percent
                                     (Decrease)       Change


Rental income                          31,687           2.40%
Other property                          3,429          11.93%
Net Increase                           35,116           2.60%


Property operating expenses decreased $93,871, or 6.17%, for the first six months of 2000, as compared to the same period in 1999, primarily due to decreases in maintenance and repairs expense. The decrease in maintenance and repairs expense is due to a one time charge in 1999 for resurfacing the parking lots. Salaries and wages decreased $19,812 or 13.16% primarily due to staffing shortages.. Utilities rose $4,046 or 4.67% primarily due to increases in usage and rates of water and wastewater charges. General and Administrative decreased $6,138 or 10.27% primarily due to professional fees relating to cable wiring of the properties. The following table illustrates the components by category:

                                        Increase
                                       (Decrease)

Salaries & wages                 (19,812)        13.16%
Maintenance & repairs            (65,442)        39.13%
Utilities                          4,046          4.67%
Real estate taxes                  2,496          1.85%
General administrative            (6,138)        10.27%
Contract services                   (298)         0.54%
Insurance                            905          4.35%
Interest                          (3,188)         0.76%
Depreciation and amortization     (8,271)         2.30%
Property management fees (a)       1,831          2.72%

Net Increase (Decrease)          (93,871)         6.17%


LIQUIDITY AND CAPITAL RESOURCES

      While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

     As of June 30, 2000, the Partnership had $270,364 in cash and cash equivalents as compared to $116,649 as of December 31, 1999 . The net increase in cash of $153,715 is principally due to cash flow from operations.

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

     The Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable are $102,678, $111,063 and $120,131 for each of the next three years.



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

                              Limited Partnership Agreement,
                              incorporated by reference to
                              Registration Statement No.2-81074
                              effective May 2,1983.


     11                       Not Applicable
     15                       Not Applicable
     18                       Not Applicable
     19                       Not Applicable
     20                       Not Applicable
     23                       Not Applicable
     24                       Not Applicable

     25                       Power of Attorney, incorporated by
                              reference to Registration Statement
                              No. 2-81074 effective May 2, 1983.

     28                       None

     (B)  Reports on Form 8-K for the quarter ended June 30, 2000.

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


                         AMERICAN REPUBLIC REALTY FUND I
                         a Wisconsin limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     August 1, 2000

[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE June 30, 2000 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000711512
[NAME] AMERICAN REPUBLIC REALTY FUND I

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               JUN-30-2000
[CASH]                                         270,364
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                      17,479,334
[DEPRECIATION]                              10,722,557
[TOTAL-ASSETS]                               7,665,132
[CURRENT-LIABILITIES]                                0
[BONDS]                                     10,508,647
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                 (3,210,262)
[TOTAL-LIABILITY-AND-EQUITY]                 7,665,132
[SALES]                                              0
[TOTAL-REVENUES]                               691,945
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               500,251
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             207,270
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (15,576)
[EPS-BASIC]                                   (1.42)
[EPS-DILUTED]                                        0