Form 10-Q
period 2000-09-30
AMERICAN REPUBLIC REALTY FUND I
filed 2000-11-03
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q

             Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended September 30, 2000 Commission file number 0-11578

                     AMERICAN REPUBLIC REALTY FUND I

          (Exact name of registrant as specified in it's charter)

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

    Consolidated Balance Sheet as of September 30, 2000 and
    December 31, 1999.                                               Page 3

    Consolidated Statements of Operations for the Three and
    Nine Months Ended September 30, 2000 and 1999.                   Page 4

    Consolidated Statements of Cash Flows for the Nine months
    Ended September 30, 2000 and 1999.                               Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                          AMERICAN REPUBLIC REALTY FUND I
                      Condensed Consolidated Balance Sheets



                                        September 30,2000   December 31,1999
                                           (Unaudited)


ASSETS
        Real Estate assets, at cost
            Land                            $1,822,718         $1,822,718
            Buildings and improvements      15,656,616         15,656,616

                                            17,479,334         17,479,334

            Less: Accumulated depreciation (10,892,557)       (10,382,557)

            Real Estate, net                 6,586,777          7,096,777

            Cash including cash investments    353,887            116,649
            Escrow deposits                    535,819            542,074
            Prepaid Expenses                    37,507             14,067
            Deferred Financing Fees            154,865            172,072


            TOTAL ASSETS                    $7,668,855         $7,941,639



LIABILITIES AND PARTNERS'EQUITY:

LIABILITIES
        Mortgage and notes payable         $10,480,431        $10,572,372
        Note Payable to affiliates                   0            165,346
        Amounts due affiliates                       0              4,490
        Real estate taxes payable              207,078                  0
        Security deposits                       79,631             68,610
        Accounts payable & accrued expenses    170,592            297,610

        Total liabilities                   10,937,732         11,108,428

PARTNERS CAPITAL(DEFICIT)

        Limited Partners                    (3,321,883)        (3,220,816)
        General  Partner                        53,006             54,027

Total Partners Capital(Deficit)             (3,268,877)        (3,166,789)

TOTAL LIABILITIES AND PARTNER DEFICIT       $7,668,855         $7,941,639


           See notes to Condensed Consolidated Financial Statements




                      AMERICAN REPUBLIC REALTY FUND I
              Condensed Consolidated Statement of Operations
                               (Unaudited)




                         Three Months Ended          Nine Months Ended
                           September 30,               September 30,

REVENUES                 2000         1999           2000         1999

Rental income           684,484      668,947       2,037,604   $1,990,380
Other property           19,121       14,364          51,288       43,102
Total revenues          703,605      683,311       2,088,892    2,033,482


EXPENSES
Salaries & wages         78,734       71,197         209,424      221,699
Maintenance & repairs    66,576       61,445         168,387      228,698
Utilities                49,529       43,058         140,152      129,635
Real estate taxes        69,582       67,916         207,078      202,916
General administrative   41,372       29,962          95,018       89,746
Contract services        26,634       28,300          81,452       83,416
Insurance                12,389       10,352          34,115       31,173
Interest                206,720      208,850         623,968      629,286
Depreciation and        175,735      179,871         527,207      539,614
amortization
Property management      34,949       34,100         104,180      101,500
fees (a)
Total expenses          762,220      735,051       2,190,981    2,257,683






Net Income             ($58,615)    ($51,740)       (102,089)    (224,201)

NET INCOME PER UNIT      $(5.33)      $(4.70)         $(9.28)     $(20.38)


         See Notes to Condensed Consolidated Financial Statements




                      AMERICAN REPUBLIC REALTY FUND I

                Condensed Consolidated Statement of Cash Flows
          See Notes to Condensed Consolidated Financial Statements
                                 Unaudited


                                                        Nine Months
                                                    Ended September 30,
                                                    2000           1999

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                ($102,089)     ($224,201)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

    Depreciation and amortization                  510,000        495,000

    Net Effect of changes in operating accounts
                Escrow deposits                      6,255       (100,231)
                Prepaid expenses                   (23,440)       (18,244)
                Accrued real estate taxes          207,078        202,916
                Security deposits                   11,021         14,828
                Accounts payable                  (127,018)      (102,585)
                Other assets                        17,207         44,613

Net cash provided by (used for)                    499,014        312,096
operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
      Repayment of mortgage notes payable          (91,941)       (85,001)
      Repayment of notes payable to affiliates    (165,346)             0
      Proceeds from amounts due affiliates          (4,490)       (98,931)
      Repayment of amounts due affiliates                0        (46,216)

Net cash used for investing activities            (261,777)      (230,148)


NET INCREASE (DECREASE) IN CASH                    237,237         81,948
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     116,650        146,358

CASH AND CASH EQUIVALENTS, END OF PERIOD          $353,887       $228,306





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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

At September 30, 2000 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 96.4% for the third quarter of 2000, as compared to 96.2% for the third quarter of 1999.

Revenue from property operations increased $20,294, or 2.97%, for the third quarter of 2000, as compared to the 1999 third quarter. The increase in rental income of $15,537 or 2.32% is primarily due to an increase in rental rates. The increase in other income of $4,757 or 33.12% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                                 Increase         Percent
                                (Decrease)        Change


Rental income                     15,537           2.32%
Other property                     4,757          33.12%
Net Increase(Decrease)            20,294           2.97%




Property operating expenses increased $27,169, or 3.70%, for the third quarter of 2000, as compared to the same period in 1999, primarily due to increases in general and administrative expense. The increase in general and administrative expense is due to legal expenses incurred with regard to a tender offer on the fund. Salaries and wages increased $7,537 or 10.59% primarily due to increased staffing. Utilities increased $6,471 or 15.03% primarily due to increased consumption. Insurance increased $2,037 or 19.68% in connection with the annual policy renewal. The following table illustrates the components by category:

                                 Increase         Percent
                                (Decrease)        Change


Salaries & wages                  7,537           10.59%
Maintenance & repairs             5,131            8.35%
Utilities                         6,471           15.03%
Real estate taxes                 1,666            2.45%
General administrative           11,410           38.08%
Contract services                (1,666)           5.89%
Insurance                         2,037           19.68%
Interest                         (2,130)           1.02%
Depreciation and amortization    (4,136)           2.30%
Property management fees            849            2.49%

Net Increase                     27,169            3.70%
(Decrease)



FIRST NINE MONTHS 2000 COMPARED TO FIRST NINE MONTHS 1999

Revenue from property operations increased $55,410, or 2.72%, for the first nine months of 2000, as compared to the 1999 first nine months . The increase in rental income of $47,224 or 2.37 is primarily due to an increase in rental rates. The increase in other income of $8,186 or 18.99% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                                Increase          Percent
                               (Decrease)         Change


Rental income                    47,224             2.37%
Other property                    8,186            18.99%
Net Increase (Decrease)          55,410             2.72%


Property operating expenses decreased $66,702, or 2.95%, for the first nine months of 2000, as compared to the same period in 1999, primarily due to decreases in maintenance and repairs expense. The decrease in maintenance and repairs expense is due to a one time charge in 1999 for resurfacing the parking lots. Salaries and wages decreased $12,275 or 5.54% primarily due to staffing shortages. Utilities rose $10,517 or 8.11% primarily due to increases in usage and rates of water and wastewater charges. Insurance increased $2,942 or 9.44% in connection with the annual policy renewal General and Administrative increased $5,272 or 5.87% primarily due to legal expenses incurred with regard to a tender offer on the Fund. The following table illustrates the components by category:

                                      Increase          Percent
                                     (Decrease)         Change


Salaries & wages                      (12,275)           5.54%
Maintenance & repairs                 (60,311)          26.37%
Utilities                              10,517            8.11%
Real estate taxes                       4,162            2.05%
General administrative                  5,272            5.87%
Contract services                      (1,964)           2.35%
Insurance                               2,942            9.44%
Interest                               (5,318)           0.85%
Depreciation and amortization         (12,407            2.30%
Property management fees                2,680            2.64%
Net Increase (Decrease)               (66,702)           2.95%


LIQUIDITY AND CAPITAL RESOURCES

      While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

     As of September 30, 2000, the Partnership had $353,887 in cash and cash equivalents as compared to $116,649 as of December 31, 1999. The net increase in cash of $237,238 is principally due to cash flow from operations.

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

                                   Limited Partnership Agreement,
                                   incorporated by reference to
                                   Registration Statement No.2-81074
                                   effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25 Power of Attorney, incorporated by reference to Registration Statement No. 2-81074 effective May 2, 1983.

     28                            None

     (B)  Reports on Form 8-K for the quarter ended September 30, 2000

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


                         AMERICAN REPUBLIC REALTY FUND I
                         a Wisconsin limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date: November 1, 2000


[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE September 30, 2000 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000711512
[NAME] AMERICAN REPUBLIC REALTY FUND I

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               SEP-30-2000
[CASH]                                         353,887
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                      17,479,334
[DEPRECIATION]                              10,892,557
[TOTAL-ASSETS]                               7,668,855
[CURRENT-LIABILITIES]                                0
[BONDS]                                     10,480,431
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                 (3,268,877)
[TOTAL-LIABILITY-AND-EQUITY]                 7,668,855
[SALES] 					     0
[TOTAL-REVENUES]                               703,605
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               555,500
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             206,720
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (58,615)
[EPS-BASIC]                                   (5.33)
[EPS-DILUTED]                                        0