Form 10-K
period 2000-12-31
AMERICAN REPUBLIC REALTY FUND I
filed 2001-03-23
CIK 711512

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington D. C.  20549

                           ANNUAL REPORT

    Pursuant to Section 13 or 15(d) of the Securities Exchange
                            Act of 1934
            For the Fiscal year ended December 31, 2000
                  Commission file number 0-11578

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

Item 1.  Business

      The Registrant, American Republic Realty Fund I, (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated December 22, 1982. As of December 31, 2000, the Partnership consisted of an individual general partner, Mr. Robert J. Werra, (the "General Partner") and 792 limited partners owning 11,000 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced May 2, 1983 and ended April 17, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #0-11578) as amended.

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


Item 2.  Properties

     At December 31, 2000 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities.

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


Four Winds Apartments Phase I   A  fee simple interest in a 100  unit
                                community,  located in  Orange  Park,
                                Florida,    purchased    in     1983,
                                containing approximately 110,716  net
                                rentable  square feet on 10 acres  of
                                land.

Four Winds Apartments Phase II  A  fee  simple interest in a 54  unit
                                apartment   community   located    in
                                Orange  Park,  Florida,  adjacent  to
                                four  Winds  Apartments I,  purchased
                                in  1984 and containing approximately
                                61,500  net rentable square  feet  on
                                3.73 acres of land.


                          Occupancy Rates

                             Per Cent



                      1996     1997     1998     1999     2000
Four Winds I & II    93.3%    92.0%    95.0%    94.0%    95.0%
Forestwood           96.6%    97.0%    96.5%    96.9%    94.8%




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


Item 3.  Legal Proceedings

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the unit holders of the Partnership during the fourth quarter of 2000.

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


                              PART II

Item 5.  Market for the Partnership's Securities and Related Unit
         Holder Matters


The Partnership's outstanding securities are in the form of Limited Partnership Interests ("Interests"). The distribution period for the sale of the Interests began May 2, 1983,and closed April 17, 1984. As of December 31, 2000 there were approximately 792 limited partners owning 11,000 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

Although a public market for trading Interests has not developed, MP Value Fund 5, LLC acquired 1,444.5 units, approximately 13.1%, of the outstanding Interests of the partnership during, 1999. MP Value Fund 5 has also tendered offers to other owners, although no additional Interests have been sold. The registrant knows of no other activity involving the sale or acquisition of Interest.

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis, however, no such distributions have been made and none are anticipated in the immediate future due to the debt service requirements of the Partnership.

An analysis of taxable income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:

 YEARS        INCOME         GAIN         LOSS       CASH DISTRIBUTED
 1984           $0            $0          $342             $0
 1985            0             0          $291              0
 1986            0             0          $271              0
 1987            0             0          $279              0
 1988            0           $43           $63              0
 1989            0           $38          $127              0
 1990            0             0          $126              0
 1991            0             0          $122              0
 1992         $121             0             0              0
 1993           $2        $1,071             0              0
 1994          $17             0             0              0
 1995            0    (a)      0             0              0
 1996          $45             0             0              0
 1997           $0             0           $70              0
 1998           $0             0           $48              0
 1999            0             0            39              0
 2000          $46             0             0              0


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


                    Year Ended December 31.
        (in thousands except unit and per unit amounts)

                                        2000   1999   1998   1997   1996

Limited Partner Units Outstanding     11,000 11,000 11,000 11,000 11,000


Statement of Operations
  Total Revenues                       $2797 $2,752 $2,675 $2,534 $2,458
  Net Income (Loss) before               (65)  (137)  (195)  (112)   258
    extraordinary items
  Extraordinary Item-gain on               0      0      0    252      0
    extinguishment of debt
  Net Income (Loss)                      (65)  (137)  (194)   140    258
  Limited Partner Net Income           (5.33)(12.31)(17.53) 12.60  23.22
   (Loss) per Unit - Basic
  Cash Distributions to Limited            0      0      0      0      0
    Partners per Unit  - Basic


Balance Sheet:
  Real Estate, net                    $6,499 $7,099 $7,639 $8,134 $8,420
  Total Assets                         7,613  7,941  8,426  9,092  8,645
  Mortgages Payable                   10,461 10,572 10,675 10,770  7,240
  Notes Payable to Affiliate               0    165    399    760  2,935
  Partner's Deficit                   (3,231)(3,166)(3,030)(2,835)(2,975)


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 - "Selected Financial Data" and Item 8 - "Financial Statements and Supplemental Information."

Results of Operations: 2000 VERSUS 1999 -

Revenue from Property Operations increased $44,202 or 1.6% as compared to 1999. This increase is primarily attributed to a $38,206 increase in rental revenue which was principally due to an increase in rents. Interest income increased $7,107 due to a
increase  in  available  funds  for investment  during  2000.   The
decrease in other operating revenues of $1,111 were principally caused by a decrease in fees from tenants and vending revenues. The following table illustrates the increases:

                  Increase/
                  (Decrease)

Rental income      $38,206
Interest              7107
Other               (1,111)
Net Increase       $44,202

Property operating expenses for 2000 decreased $27,423 or 0.95%. Interest expense on note payable to affiliate decreased $22,446 due to the payoff of the note early in 2000.Interest expense on mortgage payable decreased $8,439 due to normal amortization. Depreciation and amortization increased primarilly due to improvements done to the properties. Maintenance and repairs decreased $31,570 or 11.01% due primarily to the decreased deferred maintenance projects needed. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note C to the Financial Statements and Schedule Index contained in Item 8). The following table illustrates the increases or (decreases):

                                       Increase
                                      (Decrease)

Interest Expense on N/P Affiliate     $(22,446)
Interest Expense on Mortgages Pay       (8,439)
General administrative                 (12,872)
Maintenance & repairs                  (31,570)
Utilities                               14,783
Real estate taxes                       13,223
Advertising and Marketing               (1,036)
Depreciation and amortization           19,055
Property management fees                 1,879
Administrative Service Fee                   0

Net Decrease                          $(27,423)


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

                      Increase/
                     (Decrease)

Rental income         $66,693
Interest                4,388
Other                   6,545
Net Increase          $77,626

Property operating expenses for 1999 increased $19,679 or 0.7%. Interest expense on mortgage payable decreased $8,832 due primarily to normal amortization. Depreciation and amortization increased primarilly due to additional costs associated with the new mortgage loans. Interest expense on Note payable to affiliates decreased due to the repayment of a substantial portion of the amount owed to affiliates with cash flow from operations. Maintenance and repairs decreased $15,809 or 5.22% due primarily to the completion, in 1998 of deferred maintenance items required by the new mortgage lenders. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note C to the Financial Statements and Schedule Index contained in Item 8). The following table illustrates the increases or (decreases):

                                        Increase
                                       (Decrease)

Interest Expense on N/P Affiliate      $(13,552)
Interest Expense on Mortgages Pay        (8,832)
General administrative                   22,229
Maintenance & repairs                   (15,809)
Utilities                                (1,090)
Real estate taxes                        18,681
Advertising and Marketing                  (209)
Depreciation and amortization            14,545
Property management fees                  3,716
Administrative Service Fee                    0

Net Increase                            $19,679

Liquidity and  Capital Resources

While it is the General Partner's primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal. At this time, there is no plan to dispose of either Property.

As  of   December 31, 2000, the Partnership had $442,739 in  cash
and cash equivalents as compared to $116,649 as of December 31, 1999. See Note C to the Financial Statements contained in Item 8 for information regarding related party transactions.

The properties are encumbered by two non-recourse mortgage notes as of December 31, 2000. These mortgages payable have a carrying value of $10,461,310 at December 31, 2000. The mortgage notes were entered into during 1997 to refinance certain mortgage notes. (See earlier discussion entitled "Extraordinary Item - Gain on Early Extiguishment of Debt"). The refinancing of these mortgage notes resulted in a gain from early extinguishment of debt.

The general partner had provided funding to the Partnership in the form of notes payable that were paid off during 2000. During February 2000, the Partnership repaid the $165,346 remaining to the general partner. The general partner is not obligated to provide additional funding to the Partnership.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding any balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund balloon mortgage payments will be proceeds from the sale, financing or refinancing of the Properties.

The  Partnership's  required principal  payments  due  under  the stated  terms  of the Partnership's  mortgage notes  payable  and notes  payable  to  affiliates are $120,132,  $129,941,  $140,551
$152,028 and $164,442 for each of the next five years.


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

      Risk Associated with Forward-Looking Statements Included in this Form 10-K This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors
created   thereby.   These  statements  include  the  plans   and
objectives  of management for future operations, including  plans
and    objectives   relating   to   capital   expenditures    and
rehabilitation  costs  on  the Properties.   The  forward-looking
statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and
future  business  decisions,  all  of  which  are  difficult   or
impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the
assumptions   underlying  the  forward-looking   statements   are
reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-
looking  statements  included  herein,  the  inclusion  of   such
information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.







                 AMERICAN REPUBLIC REALTY FUND I
                  COMBINED FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                   December 31, 2000 and 1999






                 INDEX TO FINANCIAL STATEMENTS




Page

  Independent Auditors' Reports                                      1

  Combined Financial Statements

    Balance Sheets as of December 31, 2000 and 1999                  3

    Statements of Operations for the years ended
      December 31, 2000, 1999 and 1998                               4

    Statements of Partners' Equity (Deficit) for the years ended
      December 31, 2000, 1999, and 1998                              5

    Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998                               6

    Notes to Financial Statements                                    7

    Schedule III - Real Estate and Accumulated Depreciation         14


   All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.






                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    American Republic Realty Fund I

We have audited the accompanying combined balance sheets of American Republic Realty Fund I and subsidiary, a Wisconsin limited partnership (the "Partnership") as of December 31, 2000 and 1999, and the related combined statements of operations, partners' equity (deficit), and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of American Republic Realty Fund I as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2000 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




January 29, 2001
Dallas, Texas




                AMERICAN REPUBLIC REALTY FUND I
                    COMBINED BALANCE SHEETS
                   December 31, 2000 and 1999


                             ASSETS
                                                      2000         1999

Investments in real estate at cost
 Land                                              $1,822,718    $1,822,718
 Buildings, improvements and furniture             15,757,931    15,656,616
   and fixtures
                                                   17,580,649    17,479,334
 Accumulated  depreciation                        (11,081,467)  (10,382,557)

                                                    6,499,182     7,096,777

 Cash and cash equivalents                            442,739       116,649
 Escrow deposits                                      505,202       542,074
 Deferred financing costs, net of accumulated
   amortization of $80,301 and $57,358,
   respectively                                       149,129       172,072
 Prepaid expenses                                      16,835        14,067

 TOTAL ASSETS                                       7,613,087     7,941,639


                   LIABILITIES AND PARTNERS' DEFICIT


Mortgages payable                                  10,461,310    10,572,372
Notes payable to affiliates                               ---       165,346
Amounts due affiliates                                    ---         4,490
Accounts payable and accrued expenses                 310,272       297,610
Security deposits                                      73,445        68,610

TOTAL LIABILITIES                                  10,845,027    11,108,428

PARTNERS' DEFICIT                                  (3,231,940)   (3,166,789)

TOTAL LIABILITIES AND PARTNERS' DEFICIT            $7,613,087    $7,941,639






                AMERICAN REPUBLIC REALTY FUND I
               COMBINED STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 2000, 1999 and 1998

                                           2000         1999          1998
INCOME
 Rentals                             $2,719,595  $ 2,681,389    $2,614,696
 Other                                   62,151       63,262        56,717
 Interest                                15,453        8,346         3,958

 Total income                         2,797,199    2,752,997     2,675,371

OPERATING EXPENSES
 Interest expense on mortgages payable  827,954      836,393       845,225
 Depreciation and amortization          721,853      702,798       688,253
 General and administrative             398,115      410,987       388,758
 Maintenance and repairs                255,217      286,787       302,596
 Real estate taxes                      276,937      263,714       245,033
 Utilities                              191,589      176,806       177,896
 Property management fee to affiliate   139,254      137,375       133,659
 Advertising and marketing               39,248       40,284        40,493
 Interest expense on notes payable to
   affiliates                             2,175       24,621        38,173
 Administrative service fee to general
   partner                               10,008       10,008        10,008

 Total operating expenses             2,862,350    2,889,773     2,870,094

 NET  LOSS                             $(65,151)   $(136,776)    $(194,723)

NET LOSS PER LIMITED PARTNERSHIP
 UNIT - BASIC

 Net loss per unit - basic               $(5.33)     $(12.31)      $(17.53)

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                     11,000       11,000        11,000






                 AMERICAN REPUBLIC REALTY FUND I
        COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 2000, 1999 and 1998


                                      General      Limited
                                      Partner      Partners         Total

 Balance, January 1, 1998             $57,342    $(2,892,632)   $(2,835,290)

 Net income                            (1,947)      (192,776)      (194,723)

 Balance, December 31, 1998            55,395     (3,085,408)    (3,030,013)

 Net loss                              (1,368)      (135,408)      (136,776)

 Balance, December 31, 1999            54,027     (3,220,816)    (3,166,789)

 Net loss                              (6,515)       (58,636)       (65,151)

 Balance, December 31, 2000           $47,512    $(3,279,452)   $(3,231,940)











                AMERICAN REPUBLIC REALTY FUND I
               COMBINED STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 2000, 1999 and 1998

                                              2000       1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                         $(65,151)  $(136,776)  $(194,723)
 Adjustments to reconcile net income (loss)
  to net cash provided by operations:
 Depreciation and amortization              721,853     702,798     688,253
 Change in assets and liabilities:
   Prepaid expenses                          (2,768)        354       6,264
   Escrow deposits                          (18,500)    (46,796)    295,249
   Accounts payable and accrued expenses     12,661      19,511     (27,931)
   Security deposits                          4,836      11,686      10,333

 Net cash provided by operating activities  652,931     550,777     777,445

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate                (101,315)   (136,940)   (171,169)
 Net proceeds (payments) to reserve
   for replacement                           55,372     (64,458)    (23,114)

 Net cash used for investing activities     (45,943)   (201,398)   (194,283)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages payable             (111,062)   (102,679)    (94,926)
 Payments on notes payable to affiliates   (165,346)   (234,046)   (360,396)
 Proceeds (payments) on amounts due
  affiliates                                 (4,490)    (42,363)      1,618

 Net cash used for financing activities    (280,898)   (379,088)   (453,704)

 Net increase (decrease) in cash and cash
  equivalents                               326,090     (29,709)    129,458
 Cash and cash equivalents at beginning of
  period                                    116,649     146,358      16,900

 Cash and cash equivalents at end of
  period                                   $442,739    $116,649    $146,358

 Supplemental disclosure of cash flow information:

 Cash paid during the year for interest    $828,683    $837,067   $ 856,672



                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2000 and 1999

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

     An  aggregate of 20,000 units is authorized, of which 11,000 were  outstanding for each of the three years ended December
     31,  2000.   Under the terms of the offering, no  additional
     units will be offered.


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





                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2000 and 1999

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




                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2000 and 1999

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

     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation. Management does not believe significant credit risk exists at December 31, 2000.

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




                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2000, December 31, 1999, and December 31, 1998, the Partnership's comprehensive income (loss) was equal to its net income
     (loss) and the Partnership does not have income meeting the definition of other comprehensive income.



Segment Information

     The Partnership is in one business segment, the real estate investments business, and follows the requirements of FAS
     131, "Disclosures about Segments of an Enterprise and Related Information."

NOTE B - MORTGAGES PAYABLE

     Mortgages payable at December 31, 2000 and 1999, consisted of the following:

                                                    2000         1999
Mortgage  note, original face  value  of
$6,800,000,    payable    in     monthly
installments  of principal and  interest
of  $49,517, bears interest at a rate of
7.92%  and  matures August 1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $5,945,187 is  due.   This
mortgage note is secured by real  estate
assets   with  a  net  book   value   of
approximately $4,120,546                        $6,588,513     $6,657,897

Mortgage  note, original face  value  of
$4,000,000,    payable    in     monthly
installments  of principal and  interest
of  $28,795 bears interest at a rate  of
7.8%  and  matures August  1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $3,488,279 is  due.   This
mortgage note is secured by real  estate
assets   with  a  net  book   value   of
approximately $2,378,636                        $3,872,797     $3,914,475

                                               $10,461,310    $10,572,372




                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2000 and 1999



NOTE B - MORTGAGES PAYABLE - CONTINUED

     At December 31, 2000, required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are as follows

              2001                      $  120,132
              2002                         129,941
              2003                         140,551
              2004                         152,028
              2005                         164,442
              Thereafter                 9,754,216

                                        $10,461,310

NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership 's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements earned by an affiliate of the general partner in 2000, 1999 and 1998:

                                         2000        1999        1998
     Property management fee          $139,254    $137,375    $133,659
     Administrative service fee         10,008      10,008      10,008

     Notes payable to affiliates at December 31, 2000 and 1999, consisted of the following:

                                                    2000        1999
Note  payable  to  an  affiliate  of  the
general  partner,  bearing  interest   at
8.25%, principal and accrued interest due
and  payable  on or before  February  16,
2001.    Interest  expense   of   $2,175,
$21,690, and $24,788 was incurred on  the
note for each of the years ended December
31,   2000,   1999,  1998,  respectively.
Accrued  interest of $1,705  at  December
31,  1999  is  included  in  amounts  due
affiliates.  The note was paid in 2000.
                                                     ---     $165,346
                                                     ---     $165,346



                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2000 and 1999



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

NOTE E - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2000 would have been as follows:



     Net loss per accompanying financial statements        $(65,151)

     Add - book basis depreciation using
     straight-line method                                   698,910

     Add - difference in expense recognized                   2,175
     by GAAP

     Deduct - income tax basis depreciation
     expense using

              ACRS method                                  (125,228)



     Excess of revenues over expenses,
     accrual income tax basis                              $510,706





                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2000 and 1999


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

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2000 and 1999.

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


AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2000


                                 Initial Cost
                                to Partnership                   Total Cost
                                                   Building &    Subsequent to
Description             Encumbrances    Land      Improvements   Aquisition
26 two-story apartment
buildings of concrete
block construction
with stucco and cedar
exterior and gabled
roofs located in
Jacksonville, Florida        (b)      $583,000     $5,686,771     $369,037

37 two-story apartment
buildings of concrete
block construction
with brick veneer,
stucco and wood siding
exterior, and composition,
shingled roofs located
in Bedford, Texas            (b)     1,239,718      8,679,421    1,022,702

                                     1,822,718     14,366,192    1,391,739
                                 Gross Amounts at Which
                                   Carried at Close

Description                            Buildings
                                          And                   Accumulated
                           Land       Improvements    Total     Depreciation
                                                     (c)(d)         (c)

26 two-story apartment
buildings of concrete
block construction
with stucco and cedar
exterior and gabled
roofs located in
Jacksonville, Florida    $583,000     $6,055,808   $6,638,808    $4,260,172

37 two-story apartment
buildings of concrete
block construction
with brick veneer,
stucco and wood siding
exterior, and composition,
shingled roofs located
in Bedford, Texas       1,239,718      9,702,123   10,941,841     6,821,295

                        1,822,718     15,757,931   17,580,649    11,081,467

                                                              Life on Which
                               Date of             Date       Depreciation
                            Construction         Acquired     Is Computed


26 two-story apartment
buildings of concrete
block construction
with stucco and cedar     Phase I completed at
exterior and gabled       date acquired;         09/12/83         (a)
roofs located in          Phase II completed at
Jacksonville, Florida     date acquired          05/01/84         (a)

37 two-story apartment
buildings of concrete
block construction
with brick veneer,
stucco and wood siding
exterior, and composition,
shingled roofs located    Complete at
in Bedford, Texas         Date acquired          12/20/83         (a)


See notes to Schedule III.





AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2000


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                        Investments in    Accumulated
                                          Real Estate     Depreciation


Balance, January 1, 1998                  $17,171,225      $9,037,393

        Acquisitions                          171,169             ---
        Depreciation expense                      ---         665,310

Balance, December 31, 1998                 17,342,394       9,702,703

        Acquisitions                          136,940             ---
        Depreciation expense                      ---         679,854

Balance, December 31, 1999                 17,479,334      10,382,557

        Acquisitions                          101,315             ---
        Depreciation expense                      ---         698,910

Balance, December 31, 2000                $17,580,649     $11,081,467



(d) Aggregate cost for federal income tax purposes is $17,462,950.



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

          For the years ended December 31, 2000, 1999, 1998, and, property management fees earned totaled $139,254, $137,375, and $133,659, respectively. An additional administration service fee was paid to the General Partner of $10,008, $10,008 and $10,008 for the years ended December 31, 2000 1999, and 1998 respectively.

          Item 12.  Security Ownership of Certain Beneficial Owners and
     Management

           (a) No one except as listed in item (b) below, owns of record, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.

                                               Amount and Nature
         Title                Name of           of Beneficial      Percent
       of Class           Beneficial Owner        Ownership      of Interest

    Limited         M.P. Value Fund IV L.L.C.      1,444.5         13.10%
    Partnership
    Interests


           (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. Persons performing functions similar to those of officers and directors of the Partnership, beneficially own, the following Units of the Partnership as of December 31, 2000.

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

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 2000.

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

       March 29, 2001