Form 10-Q
period 2001-03-31
AMERICAN REPUBLIC REALTY FUND I
filed 2001-05-10
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For Quarter Ended March 31, 2001
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

    Consolidated Balance Sheet as of March 31, 2001 and
    December 31, 2000                                             Page 3

    Consolidated Statements of Operations for the Three
    Months Ended March 31, 2001 and 2000                          Page 4

    Consolidated Statements of Cash Flows for the Three months
    Ended March 31, 2001 and 2000                                 Page 5



Item 2.  Results of Operations and Management's Discussion and Analysis of

    Financial Condition                                           Page 6

    Liquidity and Capital Resources                               Page 7

    Other Information                                             Page 8

    Signatures                                                    Page 9



The statements, insofar as they relate to the period subsequent to December 31, 2000, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements




                AMERICAN REPUBLIC REALTY FUND I
             Condensed Consolidated Balance Sheets

                                         March 31      December 31,
                                           2001           2000
                                       (Unaudited)

     ASSETS
          Real Estate assets,
           at cost Land                $1,822,718      $1,822,718
          Buildings and                15,757,931      15,757,931
           improvements
                                       17,580,649      17,580,649

          Less: Accumulated           (11,261,467)    (11,081,467)
           depreciation
          Real Estate, net              6,319,182       6,499,182
          Cash including cash             545,009         442,739
           investments
          Escrow deposits                 440,049         505,202
          Prepaid Expenses                 12,446          16,835
          Deferred Financing              143,394         149,129
           Fees

                TOTAL ASSETS           $7,460,08       $7,613,087



     LIABILITIES AND PARTNERS'
     EQUITY:

     LIABILITIES
          Mortgage and notes          $10,422,309     $10,461,310
           payable
          Note Payable to                       0               0
           affiliates
          Amounts due affiliates                0               0
           affiliates
          Real estate taxes                71,250               0
           payable
          Security deposits                77,911          73,445
          Accounts payable &              173,705         310,272
           accrued expenses

         Total liabilities             10,745,175      10,845,027

     PARTNERS CAPITAL
     (DEFICIT)
          Limited Partners             (3,332,076)     (3,279,452)
          General Partner                  46,981          47,512

         Total Partners Capital        (3,285,095)     (3,231,940)
          (Deficit)


     TOTAL  LIABILITES  AND            $7,460,080      $7,613,087
     PARTNER DEFICIT




                AMERICAN REPUBLIC REALTY FUND I
        Condensed Consolidated Statement of Operations
                          (Unaudited)

                                           Three Months Ended
                                               March 31,
     REVENUES                            2001             2000

     Rental income                     694,386          675,721
     Other property                     22,411           17,621
     Total revenues                    716,797          693,342

     EXPENSES
     Salaries & wages                  80,704            66,926
     Maintenance & repairs             67,278            44,243
     Utilities                         62,002            61,899
     Real estate taxes                 71,250            68,748
     General administrative            21,861            19,964
     Contract services                 27,746            28,811
     Insurance                         12,389            10,352
     Interest                         205,590           209,978
     Depreciation and amortization    185,736           175,736
     Property management fees (a)      35,396            34,583

     Total expenses                   769,952           721,240

     NET INCOME before               ($53,155)         ($27,898)
      extraordinary item

     Net Income                      ($53,155)         ($27,898)

     NET INCOME PER UNIT               $(4.83)           $(2.54)



   See Notes to Condensed Consolidated Financial Statements




                AMERICAN REPUBLIC REALTY FUND I

        Condensed Consolidated Statement of Cash Flows
   See Notes to Condensed Consolidated Financial Statements
                          (Unaudited)
                                                     Three Months Ended
                                                         March 31,
                                                     2001          2000

     CASH FLOWS FROM OPERATING ACTIVITY
     Net income (loss)                            ($53,155)     ($27,898)

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:

     Depreciation and amortization                 180,000       170,000

     Net Effect of changes in operating accounts

                     Escrow deposits                65,153        78,573
                     Prepaid expenses                4,389         2,352
                     Accrued real estate taxes      71,250        68,748

                     Security deposits               4,466         1,009
                           Accounts payable       (136,567)     (140,548)
                           Other assets              5,735        21,669
     Net cash provided by (used for) operating     141,271       173,905
     activities


     CASH FLOWS FROM INVESTING ACTIVITIES

           Repayment of mortgage notes payable     (39,001)      (36,056)
           Repayment of notes payable to affiliates      0      (165,346)
           Repayment of amounts due affiliates           0         4,509

     Net cash used for investing activities        (39,001)     (196,893)

     NET INCREASE (DECREASE) IN CASH AND CASH      102,270       (22,988)
     EQUIVALENTS
     CASH AND CASH EQUIVALENTS, BEGINNING OF       442,739       116,649
     PERIOD

     CASH AND CASH EQUIVALENTS, END OF PERIOD     $545,009       $93,661



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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

At  March  31,  2001 the Partnership owned two properties  with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 95.9% for the first quarter of 2001, as compared to 95.3% for the first quarter of 2000.

Revenue from property operations increased $23,455, or 3.38%, for the first quarter of 2001, as compared to the 2000 first quarter. The increase in rental income of $18,665 or 2.76% is primarily due to an increase in rental rates. The increase in other income of $4,790 or 27.18% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                                   Increase        Percent
                                  (Decrease)       Change


     Rental income                  18,665          2.76%
     Other property                  4,790         27.18%
     Net Increase                   23,455          3.38%
     (Decrease)


Property operating expenses increased $48,712, or 6.75%, for the first quarter of 2001, as compared to the same period in 2000, primarily due to increases in maintenance & repairs expense. The increase in maintenance & repairs expense is due to parking lot repaving. Salaries and wages increased $13,778 or 20.59% primarily due to increased staffing. Insurance increased $2,037 or 19.68% in connection with the annual policy renewal. The following table illustrates the components by category:

                                           Increase        Percent
                                          (Decrease)       Change

Salaries & wages                            13,778         20.59%
Maintenance & repairs                       23,035         52.06%
Utilities                                      103          0.17%
Real estate taxes                            2,502          3.64%
General administrative                       1,897          9.50%
Contract services                           (1,065)         3.70%
Insurance                                    2,037         19.68%
Interest                                    (4,388)         2.09%
Depreciation and amortization               10,000          5.69%
Property management fees (a)                   813          2.35%
Net Increase                                48,712          6.75%
(Decrease)

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

                   Increase      Percent
                  (Decrease)     Change

Rental income        11,890      1.79%
Other property        2,593     17.25%
Net Increase         14,483      2.13%
(Decrease)


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

                                     Increase              Percent
                                    (Decrease)             Change


Salaries & wages                        649                 0.98%
Maintenance & repairs               (52,089)               54.07%
Utilities                            18,587                42.91%
Real estate taxes                     1,248                 1.85%
General admonistrative               (8,699)               30.35%
Contract services                       676                 2.40%
Insurance                              (260)                2.45%
Interest                             (1,102)                0.52%
Depreciation and amortization        (4,135)                2.30%
Property management fees (a)            697                 2.06%
Net Increase                        (44,428)                5.80%
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

     As of March 31, 2001, the Partnership had $545,009 in cash and cash equivalents as compared to $442,739 as of December 31, 2000. The net increase in cash of $102,270 is principally due to cash flow from operations.

     During the first quarter of 2000 ending March 31, the partnership paid off the remaining balance owned to the general partner of $165,346. The payment was made with operating cash flow from the partnership.

     Each asset of the fund refinanced its debt during July 1997. The fund retired debt with a face value of $6,500,000 and replaced with debt of $10,800,000. The new mortgages in the amounts of $4,000,000, $6,800,000 carry interest rates of 7.8% and 7.92% respectively. The notes come due August, 2007. The Partnerships required principal payments due under the stated terms of the Partnerships mortgage notes payable and notes payable to affiliates are $120,132 $129,941, and $140,551 for each of the next three years.

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

                                  Limited Partnership Agreement,
                                   incorporated by reference to
                                   Registration Statement No.2-81074
                                   effective May 2,1983.

     11                           Not Applicable
     15                           Not Applicable
     18                           Not Applicable
     19                           Not Applicable
     20                           Not Applicable
     23                           Not Applicable
     24                           Not Applicable

     25                           Power of Attorney, incorporated by
                                   reference to Registration Statement
                                   No. 2-81074 effective May 2, 1983.

     28                           None


     (B)  Reports on Form 8-K for the quarter ended March 31, 2001.

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






     Date:     May 1, 2001