Form 10-Q
period 2001-06-30
AMERICAN REPUBLIC REALTY FUND I
filed 2001-08-01
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d)
            Of the Securities Exchange Act of 1934

 For Quarter Ended June 30, 2001    Commission file number 0-11578

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

     Consolidated Balance Sheet as of June 30, 2001 and
     December 31, 2000                                              Page 3

     Consolidated Statements of Operations for the Three and Six
     Months Ended June 30, 2001 and 2000
                                                                    Page 4

     Consolidated Statements of Cash Flows for the Six months ended
     June 30, 2001 and 2000
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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                AMERICAN REPUBLIC REALTY FUND I
             Condensed Consolidated Balance Sheets
                                         June 30          December 31,
                                           2001               2000
                                       (Unaudited)

 ASSETS
    Real Estate assets, at cost

     Land                              $1,822,718          $1,822,718
     Buildings and improvements        15,757,931          15,757,931

                                       17,580,649          17,580,649

     Less: Accumulated depreciation   (11,441,467)        (11,081,467)

     Real Estate, net                   6,139,182           6,499,182

     Cash including cash investments      637,970             442,739
     Escrow deposits                      493,958             505,202
     Prepaid Expenses                      60,494              16,835
     Deferred Financing Fees              137,658             149,129


                 TOTAL ASSETS          $7,469,262          $7,613,087


 LIABILITIES AND PARTNERS' EQUITY:

 LIABILITIES

     Mortgage and notes payable       $10,392,381         $10,461,310
     Note Payable to affiliates                 0                   0
     Amounts due affiliates                     0                   0
     Real estate taxes payable            142,500                   0
     Security deposits                     79,844              73,445
     Accounts payable & accrued expenses  185,929             310,272

          Total liabilities            10,800,654          10,845,027

     PARTNERS CAPITAL  (DEFICIT)
          Limited Partners             (3,377,910)         (3,279,452)
          General Partner                  46,518              47,512

     Total Partners Capital            (3,331,392)         (3,231,940)
     (Deficit)


     TOTAL LIABILITIES AND
     PARTNER DEFICIT                   $7,469,262          $7,613,087





                       AMERICAN REPUBLIC REALTY FUND I
               Condensed Consolidated Statement of Operations

                                   (Unaudited)
                               Three Months Ended      Six Months Ended
                                     June 30,               June 30,


     REVENUES                       2001         2000        2001        2000

     Rental income               700,087      677,399   1,394,473   1,353,120
     Other property               21,163       14,546      43,574      32,167
     Total revenues              721,250      691,945   1,438,047   1,385,287


     EXPENSES
     Salaries & wages             69,091       63,764     149,795     130,690
     Maintenance & repairs        72,241       57,568     139,519     101,811
     Utilities                    52,486       28,724     114,488      90,623
     Real estate taxes            71,250       68,748     142,500     137,496
     General administrative       34,568       33,682      56,429      53,646
     Contract services            27,681       26,007      55,427      54,818
     Insurance                    13,696       11,374      26,085      21,726
     Interest                    205,008      207,270     410,598     417,248
     Depreciation and
       amortization              185,736      175,736     371,472     351,472
     Property management fees(a)  35,790       34,648      71,186      69,231

     Total expenses              767,547      707,521   1,537,499   1,428,761






     Net Income                 ($46,297)    ($15,576)   ($99,452)   ($43,474)


     NET INCOME PER UNIT          $(4.21)      $(1.42)     $(9.04)     $(3.95)


   See Notes to Condensed Consolidated Financial Statements





                      AMERICAN REPUBLIC REALTY FUND I

              Condensed Consolidated Statement of Cash Flows
        See Notes to Condensed Consolidated Financial Statements

                                                        Unaudited
                                                    Six Months Ended
                                                        March 31,
                                                   2001          2000

     CASH FLOWS FROM OPERATING ACTIVITY

     Net income (loss)                          ($99,452)     ($43,474)
     Adjustments to reconcile net income
     (loss) to net cash provided by operating activities:

         Depreciation and amortization           360,000       340,000

         Net Effect of changes in operating accounts

             Escrow deposits                      11,244       114,579
             Prepaid expenses                    (43,659)      (35,828)
             Accrued real estate taxes           142,500       137,496
             Security deposits                     6,399         3,390
             Accounts payable                   (124,343)     (140,359)

             Other assets                         11,471        11,471
     Net cash provided by (used for)
     operating activities                        264,160       387,275

     CASH FLOWS FROM INVESTING
     ACTIVITIES

       Repayment of mortgage notes payable       (68,929)      (63,725)
       Repayment of notes payable to affiliates        0             0
       Proceeds from amounts due affiliates            0      (165,346)
       Repayment of amounts due                        0        (4,490)
       Net cash used for investing activities    (68,929)     (233,561)


     NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                        195,231       153,714

     CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                         442,739       116,649

     CASH AND CASH EQUIVALENTS, END OF PERIOD   $637,970      $270,363



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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

At June 30, 2001 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 96.0% for the second quarter of 2001, as compared to 94.3% for the second quarter of 2000.

Revenue from property operations increased $29,305, or 4.24%, for the second quarter of 2001, as compared to the 2000-second quarter. The increase in rental income of $22,668 or 3.35% is primarily due to an increase in rental rates. The increase in other income of $6,617 or 45.49% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                                  Increase       Percent
                                 (Decrease)      Change

     Rental income                 22,688         3.35%
     Other property                 6,617        45.49%
     Net Increase (Decrease)       29,305         4.24%





Property operating expenses increased $60,026, or 8.48%, for the second quarter of 2001, as compared to the same period in 2000, primarily due to increases in utilities expense. The increase in utilities expense is due to significantly higher gas bills. Maintenance and repairs increased $14,673 or 25.49% primarily due to exterior building maintenance. Salaries & Wages increased $5,327 or 8.35%due to high salaries. Insurance increased $2,322 or 20.41% in connection with the annual policy renewal. The following table illustrates the components by category:

                                              Increase      Percent
                                             (Decrease)     Change

Salaries & wages                                5,327        8.35%
Maintenance & repairs                          14,673       25.49%
Utilities                                      23,762       82.73%
Real estate taxes                               2,502        3.64%
General administrative                            886        2.63%
Contract services                               1,674        6.44%
Insurance                                       2,322       20.41%
Interest                                       (2,262)       1.09%
Depreciation and amoritization                 10,000        5.69%
Property management fees (a)                    1,142        3.30%

Net Increase (Decrease)                        60,026        8.48%



SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

Revenue from property operations increased $20,633, or 3.07%, for the second quarter of 2000, as compared to the 1999-second quarter. The increase in rental income of $19,797 or 3.01% is primarily due to an increase in rental rates. The increase in other income of $836 or 6.10% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                                              Increase        Percent
                                             (Decrease)       Change

Rental income                                  19,797          3.01%
Other property                                    836          6.10%
Net Increase (Decrease)                        20,633          3.07%


Property operating expenses decreased $49,443, or 6.53%, for the second quarter of 2000, as compared to the same period in 1999, primarily due to decreases in maintenance and repairs expense. The decrease in maintenance and repairs expense is due to a one-time charge in 1999 for resurfacing the parking lots. Salaries and wages decreased $20,461 or 24.29% primarily due to staffing shortages. Utilities decreased $14,541 or 33.61% primarily due to decreased consumption. Insurance increased $1,165 or 11.41% with the annual policy renewal. The following table illustrates the components by category:

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

     As of June 30, 2001, the Partnership had $637,970 in cash and cash equivalents as compared to $442,739 as of December 31, 2000. The net increase in cash of $195,231 is principally due to cash flow from operations.

     During the first quarter of 2000 ending June 30, the partnership paid off the remaining balance owned to the general partner of $165,346. The payment was made with operating cash flow from the partnership.

     Each asset of the fund refinanced its debt during July 1997. The fund retired debt with a face value of $6,500,000 and replaced with debt of $10,800,000. The new mortgages in the amounts of $4,000,000, $6,800,000 carries interest rates of 7.8% and 7.92% respectively. The notes come due August 2007. The Partnerships required principal payments due under the stated terms of the Partnerships mortgage notes payable and notes payable to affiliates are $120,132 $129,941, and $140,551 for each of the next three years.

     Net proceeds from the refinancing were used to reduce the notes payable to affiliates. During July 1997 payments of $3,500,000 were made to reduce the debt to affiliates.

     A gain on retirement of debt arose with the note refinancing being triggered by the early retirement of the debt. The recognized gain of $348,836 was the difference between the carrying value of the debt and the funds necessary to retire the debt.

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

     2 Certificate of Limited partnership, as Amended, incorporated by reference to Registration Statement No.2-81074
                                   Effective May 2, 1983.

                                   Limited Partnership Agreement,
                                   Incorporated by reference to
                                   Registration Statement No.2-81074
                                   effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25 Power of Attorney, incorporated by Reference to Registration Statement No. 2-81074 effective May 2, 1983.

     28                            None


     (B)  Reports on Form 8-K for the quarter ended June 30, 2001.


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






     Date:     August 1, 2001