Form 10-Q
period 2001-09-30
AMERICAN REPUBLIC REALTY FUND I
filed 2001-11-01
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d)
            Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001    Commission file number 0-11578

                AMERICAN REPUBLIC REALTY FUND I

    (Exact name of registrant as specified in its charter)

                 WISCONSIN                   39-1421936
      (State or other jurisdiction of      (IRS Employer
       Incorporation or organization       Identification
                                              Number)

                 2800 N. Dallas Pkwy Suite 100
                        Plano, Texas 75093

           (Address of principal executive offices)


Registrant's telephone number, including area code:  (972)836-8000.


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

    Consolidated Balance Sheet as of September 30, 2001 and
    December 31, 2000                                              Page 3

    Consolidated Statements of Operations for the Three and Six
    Months Ended September 30, 2001 and 2000                       Page 4

    Consolidated Statements of Cash Flows for the Nine months ended
    September 30, 2001 and 2000                                    Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                AMERICAN REPUBLIC REALTY FUND I
             Condensed Consolidated Balance Sheets


                                    September 30        December 31,
                                        2001                2000
                                    (Unaudited)

     ASSETS

          Real Estate assets,
          at cost Land               $1,822,718         $1,822,718

          Buildings and              15,757,931         15,757,931
          improvements
                                     17,580,649         17,580,649

          Less: Accumulated         (11,621,467)       (11,081,467)
                depreciation

          Real Estate, net            5,959,182          6,499,182


          Cash including cash           786,805            442,739
          investments

          Escrow deposits               547,627            505,202

          Prepaid Expenses               44,646             16,835

          Deferred Financing Fees       131,922            149,129


                TOTAL ASSETS         $7,470,182         $7,613,087



     LIABILITIES AND PARTNERS' EQUITY:

     LIABILITIES
          Mortgage and notes        $10,361,861        $10,461,310
          payable

          Real estate taxes             213,750                  0
          payable

          Security deposits              82,797             73,445

          Accounts payable &            182,039            310,272
          accrued expenses

          Total liabilities          10,840,447         10,845,027

     PARTNERS CAPITAL
     (DEFICIT)
          Limited Partners           (3,416,394)        (3,279,452)

          General Partner                46,129             47,512

     Total Partners Capital          (3,370,265)        (3,231,940)
     (Deficit)


     TOTAL LIABILITIES AND           $7,470,182         $7,613,087
     PARTNER DEFICIT




                AMERICAN REPUBLIC REALTY FUND I
        Condensed Consolidated Statement of Operations
                          (Unaudited)

                             Three Months Ended         Nine Months Ended
                                  June 30,                September 30,
     REVENUES                2001          2000         2001         2000

     Rental income          707,029       684,484    2,101,502    2,037,604

     Other property          22,183        19,121       65,757       51,288

     Total revenues         729,212       703,605    2,167,259    2,088,892


     EXPENSES

     Salaries & wages        86,152        78,734      235,947      209,424

     Maintenance & repairs   60,063        66,576      199,582      168,387

     Utilities               55,739        49,529      170,227      140,152

     Real estate taxes       71,250        69,582      213,750      207,078

     General administrative  26,986        41,372       83,415       95,018

     Contract services       26,408        26,634       81,835       81,452

     Insurance               15,091        12,389       41,176       34,115

     Interest               204,417       206,720      615,015      623,968

     Depreciation and       185,736       175,735      557,208      527,207
     amortization

     Property management     36,243        34,949      107,429      104,180
     fees (a)

     Total expenses         768,085       762,220    2,305,584    2,190,981






     Net Income            ($38,873)     ($58,615)   ($138,325)   ($102,089)


     NET INCOME PER UNIT     $(3.53)       $(5.33)     $(12.58)      $(9.28)


            See Notes to Condensed Consolidated Financial Statements



                AMERICAN REPUBLIC REALTY FUND I

        Condensed Consolidated Statement of Cash Flows
   See Notes to Condensed Consolidated Financial Statements
                           Unaudited
                                                     Nine Months Ended
                                                       September 30,
                                                   2001             2000

  CASH FLOWS FROM OPERATING ACTIVITY
  Net income (loss)                          ($138,325)       ($102,089)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation and amortization                540,000          510,000

  Net Effect of changes in operating accounts

                   Escrow deposits             (42,425)           6,255
                   Prepaid expenses            (27,811)         (23,440)
                   Accrued real estate taxes   213,750          207,078
                   Security deposits             9,352           11,021
                   Accounts payable           (128,233)        (127,018)
                   Other assets                 17,207           17,207
  Net cash provided by (used for) operating    443,515          499,014
  activities

  CASH FLOWS FROM INVESTING ACTIVITIES
      Repayment of mortgage notes payable      (99,449)         (91,941)
      Proceeds from amounts due affiliates           0         (165,346)
      Repayment of amounts due affiliates            0           (4,490)
      Net cash used for investing activities   (99,449)        (261,777)

  NET INCREASE (DECREASE) IN CASH AND CASH     344,066          237,237
  EQUIVALENTS

  CASH AND CASH EQUIVALENTS, BEGINNING OF      442,739          116,649
  PERIOD

  CASH AND CASH EQUIVALENTS, END OF PERIOD    $786,805         $353,886


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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000

At September 30, 2001 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 96.5% for the third quarter of 2001, as compared to 96.4% for the third quarter of 2000.

Revenue from property operations increased $25,607, or 3.64%, for the third quarter of 2001, as compared to the 2000-third quarter. The increase in rental income of $22,545 or 3.29% is primarily due to an increase in rental rates. The increase in other income of $3,062 or 16.01% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                           Increase           Percent
                          (Decrease)          Change


     Rental income          22,545             3.29%
     Other property          3,062            16.01%
     Net Increase           25,607             3.64%
     (Decrease)

Property operating expenses increased $5,865, or 0.77%, for the third quarter of 2001, as compared to the same period in 2000, primarily due to increases in utilities expense. Insurance increased $2,702 or 21.81% in connection with the annual policy renewal. The increase in utilities expense is due to significantly higher gas bills. General & Administrative decreased $14,386 or 34.77% due to decreased legal fees. Maintenance and repairs decreased $6,513 or 9.78% primarily due to exterior building maintenance. Salaries & Wages increased $7,418 or 9.42%due to higher salaries. The following table illustrates the components by category:

                                               Increase         Percent
                                              (Decrease)        Change


     Salaries & wages                           7,418            9.42%
     Maintenance & repairs                     (6,513)           9.78%
     Utilities                                  6,210           12.54%
     Real estate taxes                          1,668            2.40%
     General administrative                   (14,386)          34.77%
     Contract services                           (226)           0.85%
     Insurance                                  2,702           21.81%
     Interest                                  (2,303)           1.11%
     Depreciation and amortization             10,001            5.69%
     Property management fees (a)               1,294            3.70%
     Net Increase (Decrease)                    5,865            0.77%

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

                               Increase        Percent
                              (Decrease)       Change

Rental income                   15,537          2.32%
Other property                   4,757         33.12%
Net Increase                    20,294          2.97%
(Decrease)



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

     As of September 30, 2001, the Partnership had $786,805 in cash and cash equivalents as compared to $442,739 as of December 31, 2000. The net increase in cash of $344,066 is principally due to cash flow from operations.

     During the first quarter of 2000 ending September 30, the partnership paid off the remaining balance owned to the general partner of $165,346. The payment was made with operating cash flow from the partnership.

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

     2 Certificate of Limited partnership, as Amended, incorporated by reference to Registration Statement No.2-81074
                                   Effective May 2, 1983.

                                   Limited Partnership Agreement,
                                   Incorporated by reference to Registration
                                   Statement No.2-81074 effective May 2,1983.

     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25 Power of Attorney, incorporated by Reference to Registration Statement No. 2-81074 effective May 2, 1983.

     28                            None

     (B)  Reports on Form 8-K for the quarter ended September 30, 2001.

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






     Date:     November 1, 2001