Form 10-K
period 2001-12-31
AMERICAN REPUBLIC REALTY FUND I
filed 2002-03-28
CIK 711512

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington D. C.  20549

                           ANNUAL REPORT

    Pursuant to Section 13 or 15(d) of the Securities Exchange
                            Act of 1934
            For the Fiscal year ended December 31, 2001
                  Commission file number 0-11578

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934                          (No Fee Required)

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934          (No Fee Required)

                  AMERICAN REPUBLIC REALTY FUND I
      (Exact name of registrant as specified in its charter)

           Wisconsin                                      39-1421936
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                      Identification Number)

 2800 N Dallas Pkwy #100, Plano, Texas                     75093-4707
(Address of Principal Executive Offices)                   (Zip Code)
Registrant's Telephone Number, Including area code       (972) 836-8000

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

Item 1.  Business

      The Registrant, American Republic Realty Fund I, (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated December 22, 1982. As of December 31, 2001, the Partnership consisted of an individual general partner, Mr. Robert J. Werra, (the "General Partner") and 741 limited partners owning 11,000 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced May 2, 1983 and ended April 17, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #0-11578) as amended.

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


Item 2.  Properties

     At December 31, 2001 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities.

Name and Location                   General Description of the Property

  Forestwood                       A  fee  simple interest in a 263-unit
  Apartments                       apartment   community   located    in
                                   Bedford,  Texas,  purchased  in  1983
                                   containing   244,407   net   rentable
                                   square   feet  on  approximately   14
                                   acres of land.

Four Winds Apartments              A  fee  simple interest in a 100-unit
Phase I                            community,  located in  Orange  Park,
                                   Florida,    purchased    in     1983,
                                   containing approximately 110,716  net
                                   rentable  square feet on 10 acres  of
                                   land.

Four Winds Apartments              A  fee  simple interest in a  54-unit
Phase II                           apartment   community   located    in
                                   Orange  Park,  Florida,  adjacent  to
                                   Four  Winds  Apartments I,  purchased
                                   in  1984 and containing approximately
                                   61,500  net rentable square  feet  on
                                   3.73 acres of land.


                             Occupancy Rates
                                 PerCent



                        1997      1998      1999      2000      2001
Four Winds I & II       92.0%     95.0%     94.0%     95.0%     95.2%
Forestwood              97.0%     96.5%     96.9%     94.8%     95.9%




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


Item 3.  Legal Proceedings

         None.


Item 4.  Submission of Matters to a Vote of Security Holders


     No matters were submitted to a vote of the unit holders of the Partnership during the fourth quarter of 2001.

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

                              PART II

Item 5.   Market for the Partnership's Securities and Related Unit
          Holder Matters


The Partnership's outstanding securities are in the form of Limited Partnership Interests ("Interests"). The distribution period for the sale of the Interests began May 2, 1983,and closed April 17, 1984. As of December 31, 2001 there were approximately 741 limited partners owning 11,000 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

Although a public market for trading Interests has not developed, MP Value Fund 5, LLC acquired 1,444.5 units, approximately 13.1%, of the outstanding Interests of the partnership during, 1999. MP Value Fund 5 has also tendered offers to other owners, although no additional Interests have been sold. The registrant knows of no other activity involving the sale or acquisition of Interest.

The General Partner continues to review the Partnership's ability to make distributions on a quarter-by-quarter basis, however, no such distributions have been made and none are anticipated in the immediate future due to the debt service requirements of the Partnership.

An analysis of taxable income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:

YEARS              INCOME       GAIN      LOSS       CASH DISTRIBUTED
 1984                 $0         $0       $342          $0
 1985                  0          0       $291           0
 1986                  0          0       $271           0
 1987                  0          0       $279           0
 1988                  0        $43        $63           0
 1989                  0        $38       $127           0
 1990                  0          0       $126           0
 1991                  0          0       $122           0
 1992               $121          0          0           0
 1993                 $2     $1,071          0           0
 1994                $17          0          0           0
 1995                  0   (a)    0          0           0
 1996                $45          0          0           0
 1997                 $0          0        $70           0
 1998                 $0          0        $48           0
 1999                  0          0         39           0
 2000                $46                                 0
 2001                $47                                50


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



                                      2001    2000    1999    1998    1997

Limited Partner Units Outstanding    11,000  11,000  11,000  11,000  11,000

Statement of Operations

  Total Revenues                     $2,896  $2,797  $2,752  $2,675  $2,534

  Net Income (Loss) before              (42)    (65)   (137)   (195)   (112)
extraordinary items

  Extraordinary Item-gain on              0       0       0       0     252
extinguishment of debt

  Net Income (Loss)                     (42)    (65)   (137)   (194)    140

  Limited Partner Net Income          (3.45)  (5.33) (12.31) (17.53)  12.60
(Loss) per Unit - Basic

  Cash Distributions to Limited                                   0       0
Partners per Unit  - Basic


Balance Sheet:
  Real Estate, net                   $5,943  $6,499  $7,096  $7,639  $8,134
  Total Assets                        6,941   7,613   7,941   8,426   9,092
  Mortgages Payable                  10,341  10,461  10,572  10,675  10,770
  Notes Payable to Affiliate              0       0     165     399     760
  Partner's Deficit                  (3,824) (3,231) (3,166) (3,030) (2,835)


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 - "Selected Financial Data" and Item 8 - "Financial Statements and Supplemental Information."

Results of Operations: 2001 VERSUS 2000 -

Revenue from Property Operations increased $99,614 or 3.6% as compared to 2000. This increase is primarily attributed to a $87,680 increase in rental revenue, which was principally due to an increase in rents. Interest income increased $10,990 due to a
increase  in  available  funds  for investment  during  2001.   The
increase in other revenues of $944 were principally caused by a increase in fees from tenants and vending revenues. The following table illustrates the increases:

                        Increase/
                       (Decrease)

Rental income           $87,680
Interest                 10,990
Other                       944
Net Increase            $99,614

Property  operating expenses for 2001 increased $76,599  or  2.68%.
Utilities increased $33,998 or 17.75% primarily due to higher utility rates. Interest expense on note payable to affiliate decreased $2,175 due to the payoff of the note early in 2000. Real estate taxes increased $21,413 or 7.73% due to increased assessed valuation of the underlying real estate assets. General and administrative expenses increased $28,237 or 7.09% primarily due to increased operational administrative costs. Maintenance and repairs increased $9,646 or 3.78% due primarily to the increased deferred maintenance projects performed. Interest expense on mortgage payable decreased $9,129 or 1.1% due to normal amortization. Administrative service fees are paid to an affiliate of the general partner and represent reimbursements for accounting and bookkeeping costs. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note C to the Financial Statements and Schedule Index contained in Item 8). The following table illustrates the increases or (decreases):

                                                           Increase
                                                          (Decrease)

Interest expense on mortgages payable                       -9,129
Depreciation and amortization                              -14,455
General and administrative                                  28,237
Real estate taxes                                           21,413
Maintenance and repairs                                      9,646
Utilities                                                   33,998
Property management fee to affiliate                         4,398
Advertising and marketing                                    2,266
Administrative service fee to general partner                2,400
Interest expense on notes payable to affiliates             -2,175

   Total operating expenses                                 76,599


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

Property operating expenses for 2000 decreased $27,423 or 0.95%. Interest expense on note payable to affiliate decreased $22,446 due to the payoff of the note early in 2000.Interest expense on mortgage payable decreased $8,439 due to normal amortization. Depreciation and amortization increased primarily due to improvements done to the properties. Maintenance and repairs decreased $31,570 or 11.01% due primarily to the decreased deferred maintenance projects needed. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note C to the Financial Statements and Schedule Index contained in Item 8). The following table illustrates the increases or (decreases):

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

As of December 31, 2001, the Partnership had $294,437 in cash and cash equivalents as compared to $442,739 as of December 31, 2000. The reduction of cash on hand reflects the distribution of $50 per limited partnership unit paid on December 14, 2001. See Note C to the Financial Statements contained in Item 8 for information regarding related party transactions.

The properties are encumbered by two non-recourse mortgage notes as of December 31, 2001. These mortgages payable have a carrying value of $10,341,178 at December 31, 2001. The mortgage notes were entered into during 1997 to refinance certain mortgage notes.

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

The  Partnership's  required principal  payments  due  under  the stated  terms  of the Partnership's  mortgage notes  payable  and notes  payable  to  affiliates  are $129,941,  $140,551  $152,028
$164,442 and $177,870 for each of the next five years.


Item  7a  - Quantitative and Qualitative Disclosure about Market Risk

Market Risk

The Partnership is exposed to interest rate changes primarily as a result of its real estate mortgages. The Partnerships interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower it's overall borrowing costs. To achieve its objectives, the partnership borrows primarily at fixed rates. The partnership does not enter into derivative or interest rate transactions for any purpose.

The Partnerships' activities do not contain material risk due to changes in general market conditions. The partnership invests only in fully insured bank certificates of deposits, and mutual funds investing in United States treasury obligations.

Risk  Associated with Forward-Looking Statements Included in this
Form   10-KThis   Form  10-K  contains  certain   forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors
created   thereby.   These  statements  include  the  plans   and
objectives  of management for future operations, including  plans
and    objectives   relating   to   capital   expenditures    and
rehabilitation  costs  on  the Properties.   The  forward-looking
statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and
future  business  decisions,  all  of  which  are  difficult   or
impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the
assumptions   underlying  the  forward-looking   statements   are
reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-
looking  statements  included  herein,  the  inclusion  of   such
information should not be regarded as a representation by the Company or any other person that the objectives and plans of the
Company               will              be              achieved.









                 AMERICAN REPUBLIC REALTY FUND I
                  COMBINED FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                   December 31, 2001 and 2000

                 INDEX TO FINANCIAL STATEMENTS




                                                            Page

  Independent Auditors' Reports                               2

  Combined Financial Statements

    Balance Sheets as of December 31, 2001 and 2000           3

    Statements of Operations for the years ended
      December 31, 2001, 2000 and 1999                        4

    Statements of Partners' Equity (Deficit) for the years
      ended December 31, 2001, 2000 and 1999                  5

    Statements of Cash Flows for the years ended
      December 31, 2001, 2000 and 1999                        6

    Notes to Financial Statements                             7

    Schedule III - Real Estate and Accumulated
      Depreciation                                           13


   All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.






                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    American Republic Realty Fund I

We have audited the accompanying combined balance sheets of American Republic Realty Fund I and subsidiary, a Wisconsin limited partnership (the "Partnership") as of December 31, 2001 and 2000, and the related combined statements of operations, partners' equity (deficit), and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of American Republic Realty Fund I as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2001 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




January 17, 2002
Plano, Texas
                AMERICAN REPUBLIC REALTY FUND I
                    COMBINED BALANCE SHEETS
                   December 31, 2001 and 2000


                             ASSETS
                                                2001         2000

Investments in real estate at cost
      Land                                  $1,822,718    $1,822,718
      Buildings, improvements and
        furniture and fixtures              15,886,583    15,757,931

                                            17,709,301    17,580,649

      Accumulated  depreciation            (11,765,922)  (11,081,467)

                                             5,943,379     6,499,182

Cash and cash equivalents                      294,437       442,739
Escrow deposits                                552,994       505,202
Deferred financing costs, net of
  accumulated amortization of $103,244
  and $80,301, respectively                    126,186       149,129
Prepaid expenses                                24,039        16,835

TOTAL ASSETS                                 6,941,035     7,613,087


               LIABILITIES AND PARTNERS' DEFICIT

Mortgages payable                           10,341,178    10,461,310
Amounts due affiliates                           1,911           ---
Accounts payable and accrued expenses          342,521       310,272
Security deposits                               79,501        73,445

TOTAL LIABILITIES                           10,765,111    10,845,027

PARTNERS' DEFICIT                           (3,824,076)   (3,231,940)

TOTAL LIABILITIES AND PARTNERS' DEFICIT     $6,941,035    $7,613,087




                AMERICAN REPUBLIC REALTY FUND I
               COMBINED STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 2001, 2000 and 1999

                                             2001        2000         1999
INCOME
 Rentals                               $2,807,275   $2,719,595  $2,681,389
 Other                                     63,095       62,151      63,262
 Interest                                  26,443       15,453       8,346

 Total income                           2,896,813    2,797,199   2,752,997

OPERATING EXPENSES
 Interest expense on mortgages payable    818,825      827,954     836,393
 Depreciation and amortization            707,398      721,853     702,798
 General and administrative               426,352      398,115     410,987
 Real estate taxes                        298,350      276,937     263,714
 Maintenance and repairs                  264,863      255,217     286,787
 Utilities                                225,587      191,589     176,806
 Property management fee to affiliate     143,652      139,254     137,375
 Advertising and marketing                 41,514       39,248      40,284
 Administrative service fee to general
   partner                                 12,408       10,008      10,008
 Interest expense on notes payable to
   affiliates                                 ---        2,175      24,621

 Total operating expenses               2,938,949    2,862,350   2,889,773

 NET LOSS                                $(42,136)    $(65,151)  $(136,776)

NET LOSS PER LIMITED PARTNERSHIP
 UNIT - BASIC

 Net loss per unit - basic                 $(3.45)      $(5.33)    $(12.31)

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                       11,000       11,000      11,000


                 AMERICAN REPUBLIC REALTY FUND I
        COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 2001, 2000 and 1999


                                      General      Limited
                                      Partner      Partners       Total

 Balance, January 1, 1999             $55,395    $(3,085,408)  $(3,030,013)

 Net loss                              (1,368)      (135,408)     (136,776)

 Balance, December 31, 1999            54,027     (3,220,816)   (3,166,789)

 Net loss                              (6,515)       (58,636)      (65,151)

 Balance, December 31, 2000            47,512     (3,279,452)   (3,231,940)

 Distributions                            ---       (550,000)     (550,000)

 Net  loss                             (4,214)       (37,922)      (42,136)

 Balance, December 31, 2001           $43,298    $(3,867,374)  $(3,824,076)




                AMERICAN REPUBLIC REALTY FUND I
               COMBINED STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 2001, 2000 and 1999

                                            2001        2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                               $(42,136)   $(65,151)  $(136,776)
 Adjustments to reconcile net loss to
   net cash provided by operations:
 Depreciation and amortization           707,398     721,853     702,798
 Change in assets and liabilities:
   Prepaid expenses                       (7,204)     (2,768)        354
   Escrow deposits                        (6,238)    (18,500)    (46,796)
   Accounts payable and accrued expenses  32,248      12,661      19,511
   Security deposits                       6,056       4,836      11,686

 Net  cash  provided by operating
   activities                            690,124     652,931     550,777

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate             (128,652)   (101,315)   (136,940)
 Net proceeds from (payments to) reserve
    for replacement                      (41,553)     55,372     (64,458)

 Net cash used for investing activities (170,205)    (45,943)   (201,398)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages payable          (120,132)   (111,062)   (102,679)
 Payments on notes payable to affiliates     ---    (165,346)   (234,046)
 Distributions                          (550,000)        ---         ---
 Proceeds from (payments on)
  amounts due affiliates                   1,911      (4,490)    (42,363)

 Net cash used for financing activities (668,221)   (280,898)   (379,088)

 Net increase (decrease) in cash and cash
   equivalents                          (148,302)    326,090     (29,709)

 Cash and cash equivalents at beginning
   of period                             442,739     116,649     146,358

 Cash and cash equivalents at end of
   period                               $294,437    $442,739    $116,649

 Supplemental disclosure of cash flow information:
 Cash paid during the year for
   interest                             $819,613    $828,683   $ 837,067



                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2001 and 2000

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

     An  aggregate of 20,000 units is authorized, of which 11,000 were  outstanding for each of the three years ended December
     31,  2001.   Under the terms of the offering, no  additional
     units will be offered.

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




                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2001 and 2000

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



                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2001 and 2000

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

     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation or Securities Investor Protection Corporation, where applicable. Management does not believe significant credit risk exists at December 31, 2001.

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


                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2001, December 31, 2000, and December 31, 1999, the Partnership's comprehensive income (loss) was equal to its net income
     (loss) and the Partnership does not have income meeting the definition of other comprehensive income.

     Segment Information

     The Partnership is in one business segment, the real estate investment business, and follows the requirements of FAS
     131, "Disclosures about Segments of an Enterprise and Related Information."

NOTE B - MORTGAGES PAYABLE

     Mortgages payable at December 31, 2001 and 2000, consisted of the following:

                                                     2001          2000
Mortgage  note, original face  value  of
$6,800,000,    payable    in     monthly
installments  of principal and  interest
of  $49,517, bears interest at a rate of
7.92%  and  matures August 1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $5,945,187 is  due.   This
mortgage note is secured by real  estate
assets   with  a  net  book   value   of
approximately $4,120,546                          $6,513,428    $6,588,513

Mortgage  note, original face  value  of
$4,000,000,    payable    in     monthly
installments  of principal and  interest
of  $28,795 bears interest at a rate  of
7.8%  and  matures August  1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $3,488,279 is  due.   This
mortgage note is secured by real  estate
assets   with  a  net  book   value   of
approximately $2,378,636                           3,827,750     3,872,797

                                                 $10,341,178   $10,461,310




                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2001 and 2000



NOTE B - MORTGAGES PAYABLE - CONTINUED

     At December 31, 2001, required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are as follows

              2002                         129,941
              2003                         140,551
              2004                         152,028
              2005                         164,442
              2006                         177,870
              Thereafter                 9,576,346

                                       $10,341,178

NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements earned by an affiliate of the general partner in 2001, 2000 and 1999:

                                          2001          2000          1999

     Property management fee          $143,652      $139,254      $137,375
     Administrative service fee         12,408        10,008        10,008


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





                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2001 and 2000



NOTE E - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2001 would have been as follows:



  Net loss per accompanying financial statements                  $(42,136)

  Add - book basis depreciation using straight-line method         684,455

  Deduct - income tax basis depreciation expense using ACRS
    method                                                         126,729

  Excess of revenues over expenses, accrual income tax basis     $ 515,590



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

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2001 and 2000.

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


AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2001


                                   Initial  Cost
                                   to Partnership
Close of Year
 Description      Encumbrances        Land        Building       Total Cost
                                                    And         Subsequent to
                                                 Improvments     Acquisition
26  two-story apartment
buildings of concrete
block construction
with stucco and cedar
exterior and gabled
roofs located in
Jacksonville, Florida     (b)       $583,000      $5,686,771       $420,144

37  two-story apartment
buildings of concrete
block construction with
brick veneer, stucco
and wood siding exterior,
and composition, shingled
roofs located in Bedford,
Texas                     (b)      1,239,718       8,679,421      1,100,247

                                  $1,822,718     $14,366,192     $1,520,391


                                Gross Amounts at Which
                                Carried at Close of Year

                        Buildings
                          And                         Accumulated
         Land         Improvements       Total        Depreciation
                                        (c)(d)            (c)

      $583,000         $6,106,915      $6,689,915      $4,523,168


     1,239,718          9,779,668      11,019,386       7,242,754

    $1,822,718        $15,886,583     $17,709,301     $11,765,922



                                                 Life on Which
          Date of               Date             Depreciation
       Construction           Acquired           Is Computed

Phase I complete at
date acquired;                 9/12/83                (a)
Phase II complete at
date acquired                  5/01/84                (a)




Complete at
Date acquired                 12/20/83                (a)




See notes to Schedule III.

AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2001


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                        Investments in       Accumulated
                                          Real Estate        Depreciation

    Balance, January 1, 1999             $17,342,394          $9,702,703

        Acquisitions                         136,940                 ---
        Depreciation expense                     ---             679,854

    Balance, December 31, 1999            17,479,334          10,382,557

        Acquisitions                         101,315                 ---
        Depreciation expense                     ---             698,910

    Balance, December 31, 2000            17,580,649          11,081,467

        Acquisitions                         128,652                 ---
        Depreciation expense                     ---             684,455

    Balance, December 31, 2001           $17,709,301         $11,765,922


(d) Aggregate cost for federal income tax purposes is $17,281,412.


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

    Robert J. Werra, 63, the General Partner, Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

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

          For the years ended December 31, 2001, 2000, 1999, and, property management fees earned totaled $143,642, $139,254, and $137,375, respectively. An additional administration service fee was paid to the General Partner of $12,408, $10,008 and $10,008 for the years ended December 31, 2001, 2000, and 1999 respectively.

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
 Partnership
 Interests


           (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. Persons performing functions similar to those of officers and directors of the Partnership, beneficially own, the following Units of the Partnership as of March 1, 2002.

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

          2. Additional financial information required to be furnished:

     Schedule III - Real Estate and Accumulate Depreciation.

          3.  Exhibits
              None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 2001.

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



                            /s/  Robert J. Werra
    March 20, 2002