Form 10-Q
period 2002-03-31
AMERICAN REPUBLIC REALTY FUND I
filed 2002-05-08
CIK 711512

10






              SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For Quarter Ended March 31, 2002   Commission file
     number 0-11578

                AMERICAN REPUBLIC REALTY FUND I

    (Exact name of registrant as specified in its charter)

                 WISCONSIN                   39-1421936
      (State or other jurisdiction of      (IRS Employer
       incorporation or organization       Identification
                                              Number)

                 2800 N. Dallas Pkwy Suite 100
                              Plano, Texas  75093-4707

           (Address of principal executive offices)


     Registrant's telephone number, including area code:  (972)
     836-8000.


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

    Consolidated Balance Sheet as of March 31, 2002 and
    December 31, 2001                                 Page 3

     Consolidated Statements of Operations for the Three
     Months Ended March 31, 2002 and 2001
Page 4

     Consolidated Statements of Cash Flows for the Three months
Ended
     March 31, 2002 and 2001                           Page  5



Item 2.  Results of Operations and Management's Discussion and
Analysis of
     Financial Condition                               Page 6

     Liquidity and Capital Resources
Page 7

     Other Information                                 Page 8

     Signatures                                        Page 9



The statements, insofar as they relate to the period subsequent to
December 31, 2001, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                AMERICAN REPUBLIC REALTY FUND I
             Condensed Consolidated Balance Sheets
                                      March 31       December
                                                        31,
                                        2002           2001
                                     (Unaudited)

ASSETS
        Real Estate assets, at
        cost
        Land                          $1,822,718     $1,822,71
                                                            8
        Buildings and improvements    15,886,583     15,886,58
                                                            3
                                      17,709,301     17,709,30
                                                            1
            Less: Accumulated       (11,940,922)     (11,765,9
               depreciation                               22)
         Real Estate, net              5,768,379     5,943,379

        Cash including cash              348,645      294,437
        investments
        Escrow deposits                  489,161      552,994
        Prepaid Expenses                  14,363       24,039
        Deferred Financing Fees          120,450      126,186

                 TOTAL ASSETS         $6,740,998     $6,941,03
                                                            5


LIABILITIES AND PARTNERS' EQUITY:

LIABILI
TIES
        Mortgage and notes payable   $10,298,993     $10,341,1
                                                           78
        Amounts due affiliates             7,591        1,911
        Real estate taxes payable         76,248            0
        Security deposits                 73,434       79,501
        Accounts payable & accrued       172,840      342,521
        expenses

        Total liabilities             10,629,106     10,765,11
                                                            1
PARTNERS CAPITAL  (DEFICIT)
        Limited Partners             (3,930,766)     (3,867,37
                                                           4)
        General Partner                   42,658       43,298

Total Partners Capital (Deficit)     (3,888,108)     (3,824,07
                                                           6)


TOTAL LIABILITES AND PARTNER          $6,740,998     $6,941,03
DEFICIT                                                     5




                AMERICAN REPUBLIC REALTY FUND I
        Condensed Consolidated Statement of Operations
                          (Unaudited)
                             Three Months Ended
                                 March 31,
REVENUES                      2002       2001

Rental income                674,226    694,386
Other property                17,773     22,411
Total revenues               691,999    716,797

EXPENSES
Salaries & wages              86,211     80,704
Maintenance & repairs         55,050     67,278
Utilities                     51,571     62,002
Real estate taxes             76,248     71,250
General administrative        24,254     21,861
Contract services             26,553     27,746
Insurance                     17,676     12,389
Interest                     203,194    205,590
Depreciation and             180,736    185,736
amortization
Property management fees      34,538     35,396
(a)
Total expenses               756,031    769,952

NET INCOME before           ($64,032  ($53,155)
extraordinary item                 )



Net Income                  ($64,032  ($53,155)
                                   )

NET INCOME PER UNIT                $          $
                              (5.82)     (4.83)
   See Notes to Condensed Consolidated Financial Statements

                AMERICAN REPUBLIC REALTY FUND I

        Condensed Consolidated Statement of Cash Flows
   See Notes to Condensed Consolidated Financial Statements
                           Unaudited
                                          Three Months Ended
                                              March 31,
                                          2002         2001

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                        ($64,032    ($53,155)
                                                )
Adjustments to reconcile net income
(loss) to net cash
provided by operating activities:
    Depreciation and amortization         175,000      180,000

    Net Effect of changes in operating
accounts
                      Escrow deposits      63,833       65,153
                      Prepaid expenses      9,676        4,389
                      Accrued real         76,248       71,250
estate taxes
                      Security deposits   (6,067)        4,466
                      Accounts payable   (169,681    (136,567)
                                                )
                      Other assets          5,736        5,735
Net cash provided by (used for)            90,713      141,271
operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
      Repayment of mortgage notes        (42,185)     (39,001)
payable
      Proceeds from amounts due             5,680            0
affiliates
Net cash used for investing activities   (36,505)     (39,001)

NET INCREASE (DECREASE) IN CASH AND        54,208      102,270
CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF   294,437      442,739
PERIOD

CASH AND CASH EQUIVALENTS, END OF        $348,645     $545,009
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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001

At  March  31,  2002 the Partnership owned two properties  with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 89.5% for the first quarter of 2002, as compared to 95.9% for the first quarter of 2001.

Revenue from property operations decreased $24,798, or 3.46%, for the first quarter of 2002, as compared to the 2001 first quarter. The decrease in rental income of $20,160 or 2.90% is primarily due to an increase in vacancy. The decrease in other income of $4,638 or 20.70% is primarily due to an decrease in Late and other fee collections from the properties. The following table illustrates the components:

                   Increase  Perce
                               nt
                   (Decreas  Chang
                      e)       e

Rental income      (20,160)   2.90%
Other property      (4,638)   20.70
                                  %
Net Increase       (24,798)   3.46%
(Decrease)

Property operating expenses decreased $13,921, or 1.81%, for the first quarter of 2002, as compared to the same period in 2001, primarily due to decreases in maintenance & repair expense. The decrease in maintenance & repairs expense is preventive maintenance projects being completed in 2001. Utilities decreased $10,431 or 16.82% primarily due to decreased rates. Insurance increased $5,287 or 42.67% in connection with the annual policy renewal. The following table illustrates the components by category:

                    Increase   Perce
                                 nt
                    (Decreas   Chang
                       e)        e

Salaries & wages       5,507   6.82%
Maintenance &       (12,228)   18.18
repairs                            %
Utilities           (10,431)   16.82
                                   %
Real estate taxes      4,998   7.01%
General                2,393   10.95
administrative                     %
Contract services    (1,193)   4.30%
Insurance              5,287   42.67
                                   %
Interest             (2,396)   1.17%
Depreciation and     (5,000)   2.69%
amortization
Property management    (858)   2.42%
fees (a)
Net Increase        (13,921)   1.81%
(Decrease)
FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

Revenue from property operations increased $23,455, or 3.38%, for the first quarter of 2001, as compared to the 2000 first quarter. The increase in rental income of $18,665 or 2.76% is primarily due to an increase in rental rates. The increase in other income of $4,790 or 27.18% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:
                     Increase   Percen
                                   t
                     (Decreas   Change
                        e)

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

                     Increase   Percen
                                   t
                     (Decreas   Change
                        e)

Salaries & wages       13,778    20.59%
Maintenance &          23,035    52.06%
repairs
Utilities                 103     0.17%
Real estate taxes       2,502     3.64%
General                 1,897     9.50%
administrative
Contract services     (1,065)     3.70%
Insurance               2,037    19.68%
Interest              (4,388)     2.09%
Depreciation and       10,000     5.69%
amortization
Property management       813     2.35%
fees (a)
Net Increase           48,712     6.75%
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

     As of March 31, 2002, the Partnership had $348,645 in cash and cash equivalents as compared to $294,437 as of December 31, 2001. The net increase in cash of $54,208 is principally due to cash flow from operations.

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

Item 4.             Submission of Matters to a Vote of Security
Holders
               None

Item 5.             Other Information
               None

Item 6.             Exhibit and Reports on Form 8-K
               (A)The following documents are filed herewith or incorporated herein by reference as indicated as
               Exhibits:


Exhibit Designation                     Document Description

     2                             Certificate of Limited
partnership, as
                                   amended, incorporated by
                              reference to
                                   Registration Statement No.2-
                              81074
                                   effective May 2, 1983.

                                   Limited Partnership
Agreement,
                                   incorporated by reference to
                              Registration
                                   Statement No.2-
                              81074effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25                            Power of Attorney,
incorporated by
                                   reference to Registration
Statement
                                   No. 2-81074 effective May 2,
1983.

     28                            None

     (B)  Reports on Form 8-K for the quarter ended March 31, 2002.

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






     Date:     May 1, 2002