Form 10-Q
period 2002-06-30
AMERICAN REPUBLIC REALTY FUND I
filed 2002-08-07
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For Quarter Ended June 30, 2002    Commission file number 0-11578

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

    Consolidated Balance Sheet as of June 30, 2002 and
    December 31, 2001                                               Page 3

    Consolidated Statements of Operations for the Six
    Months Ended June 30, 2002 and 2001                             Page 4

    Consolidated Statements of Cash Flows for the Six months
    Ended June 30, 2002 and 2001                                    Page 5


Item 2.  Results of Operations and Managements Discussion and
         Analysis of Financial Condition                            Page 6

     Liquidity and Capital Resources                                Page 7

     Other Information                                              Page 8

     Signatures                                                     Page 9



The statements, insofar as they relate to the period subsequent to December 31, 2001, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                AMERICAN REPUBLIC REALTY FUND I
             Condensed Consolidated Balance Sheets

                                            June 30            December 31,
                                              2002                 2001
                                          (Unaudited)

ASSETS
        Real Estate assets, at cost

        Land                              $1,822,718            $1,822,718
        Buildings and improvements        15,886,583            15,886,583

                                          17,709,301            17,709,301

        Less: Accumulated depreciation   (12,115,922)          (11,765,922)

                                           5,593,379             5,943,379
        Real Estate, Net Cash
          including cash investments         445,028               294,437
        Escrow deposits                      433,624               552,994
        Prepaid Expenses                      88,116                24,039
        Deferred Financing Fees              114,715               126,186

              TOTAL ASSETS                $6,674,862            $6,941,035


LIABILITIES AND PARTNERS'EQUITY:

LIABILITIES
        Mortgage and notes payable       $10,266,622           $10,341,178
        Amounts due affiliates                 1,395                 1,911
        Real estate taxes payable            152,496                     0
        Security deposits                     73,547                79,501
        Accounts payable & accrued expenses  158,559               342,521

 Total liabilites                         10,652,619            10,765,111

PARTNERS CAPITAL (DEFICIT)
        Limited Partners                  (4,019,518)           (3,867,374)
        General Partner                       41,761                43,298

  Total Partners Capital (Deficit)        (3,977,757)           (3,824,076)


TOTAL LIABILITIES AND PARTNERS DEFICIT    $6,674,862            $6,941,035




                AMERICAN REPUBLIC REALTY FUND I
        Condensed Consolidated Statement of Operations

                                       (Unaudited)
                                       Three Months           Six Months
                                       Ended June 30,         Ended June 30,

REVENUES                             2002        2001       2002         2001

Rental income                     656,907     700,087  1,331,133    1,394,473
Other property                     15,589      21,163     33,362       43,574
Total revenues                    672,496     721,250  1,364,495    1,438,047

EXPENSES
Salaries & wages                   78,209      69,091    164,420      149,795
Maintenance & repairs              59,996      72,241    115,046      139,519
Utilities                          49,980      52,486    101,551      114,488
Real estate taxes                  76,248      71,250    152,496      142,500
General administrative             32,775      34,568     57,029       56,429
Contract services                  27,059      27,681     53,612       55,427
Insurance                          21,010      13,696     38,686       26,085
Interest                          202,565     205,008    405,759      410,598
Depreciation and amortization     180,736     185,736    361,472      371,472
Property management fees (a)       33,567      35,790     68,105       71,186

Total expenses                    762,145     767,547  1,518,176    1,537,499






Net Income                       ($89,649)   ($46,297) ($153,681)    ($99,452)

NET INCOME PER UNIT                $(8.15)     $(4.21)   $(13.97)      $(9.04)


   See Notes to Condensed Consolidated Financial Statements

                AMERICAN REPUBLIC REALTY FUND I

        Condensed Consolidated Statement of Cash Flows
   See Notes to Condensed Consolidated Financial Statements
                           Unaudited

                                                       Six Months
                                                      Ended June 30,
                                                    2002          2001

CASH FLOWS FROM OPERATING
ACTIVITY
Net income (loss)                              ($153,681)     ($99,452)
Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:

    Depreciation and amortization                350,000       360,000

    Net Effect of changes in
    operating accounts
                      Escrow deposits            119,370        11,244
                      Prepaid expenses           (64,077)      (43,659)
                      Accrued real estate taxes  152,496       142,500
                      Security deposits           (5,954)        6,399
                      Accounts payable          (183,962)     (124,343)
                      Other assets                11,471        11,471

Net cash provided by (used for)
operating activities                             225,663       264,160

CASH FLOWS FROM INVESTING
ACTIVITIES
      Repayment of mortgage notes payable        (74,556)      (68,929)
      Proceeds from amounts due affiliates          (516)            0
Net cash used for investing activities           (75,072)      (68,929)
activities

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                             150,591       195,231
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                              294,437       442,739

CASH AND CASH EQUIVALENTS, END OF PERIOD        $445,028      $637,970


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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION

SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

At June 30, 2002 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 87.4% for the second quarter of 2002, as compared to 95.9% for the second quarter of 2001.

Revenue from property operations decreased $48,754, or 6.76%, for the second quarter of 2002, as compared to the 2001 second quarter. The decrease in rental income of $43,180 or 6.17% is primarily due to an increase in vacancy. The decrease in other income of $5,574 or 26.34% is primarily due to an decrease in Late and other fee collections from the properties. The following table illustrates the components:

                            Increase     Percent
                           (Decrease)    Change

Rental income               (43,180)      6.17%
Other property               (5,574)     26.34%
Net Increase                (48,754)      6.76%
(Decrease)

Property operating expenses decreased $5,402or 0.70%, for the second quarter of 2002, as compared to the same period in 2001, primarily due to decreases in maintenance & repair expense. The decrease in maintenance & repairs expense of $12,245 or 16.95% is preventive maintenance projects being completed in 2001 Insurance increased $7.314 or 53.4% in connection with the annual policy renewal. Salaries increased $9,118 or 13.20% primarily due to increased on site maintenance. The following table illustrates the components by category:

                                                   Increase       Percent
                                                  (Decrease)      Change

Salaries & wages                                      9,118        13.20%
Maintenance & repairs                               (12,245)       16.95%
Utilities                                            (2,506)        4.77%
Real estate taxes                                     4,998         7.01%
General administrative                               (1,793)        5.19%
Contract services                                      (622)        2.25%
Insurance                                             7,314        53.40%
Interest                                             (2,443)        1.19%
Depreciation and amortization                        (5,000)        2.69%
Property management fees (a)                         (2,223)        6.21%
Net Increase                                         (5,402)        0.70%
(Decrease)


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

                      Increase      Percent
                     (Decrease)     Change


Rental income          22,688        3.35%
Other property          6,617       45.49%
Net Increase           29,305        4.24%
(Decrease)




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

                                                 Increase       Percent
                                                (Decrease)      Change

Salaries & wages                                   5,327         8.35%
Maintenance & repairs                             14,673        25.49%
Utilities                                         23,762        82.73%
Real estate taxes                                  2,502         3.64%
General administrative                               886         2.63%
Contract services                                  1,674         6.44%
Insurance                                          2,322        20.41%
Interest                                          (2,262)        1.09%
Depreciation and amortization                     10,000         5.69%
Property management fees (a)                       1,142         3.30%
Net Increase                                      60,026         8.48%
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

     As of June 30, 2002, the Partnership had $445,028 in cash and cash equivalents as compared to $294,437 as of December 31, 2001. The net increase in cash of $150,591 is principally due to cash flow from operations.

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

                                   Limited Partnership Agreement,
                                   incorporated by reference to
                                   Registration Statement No.2-81074
                                   effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25 Power of Attorney, incorporated by reference to Registration Statement No. 2-81074 effective May 2, 1983.

     28                            None

     (B)  Reports on Form 8-K for the quarter ended June 30, 2002.

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






     Date:     August 1, 2002