Form 10-Q
period 2002-09-30
AMERICAN REPUBLIC REALTY FUND I
filed 2002-10-31
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

   For Quarter Ended September 30, 2002    Commission file number 0-11578

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

    Consolidated Balance Sheet as of September 30, 2002 and
    December 31, 2001                                            Page 3

    Consolidated Statements of Operations for the Six
    Months Ended September 30, 2002 and 2001                     Page 4

    Consolidated Statements of Cash Flows for the Six months
    Ended September 30, 2002 and 2001                            Page 5


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



PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                AMERICAN REPUBLIC REALTY FUND I
             Condensed Consolidated Balance Sheets

                                           September 30,      December 31,
                                               2002               2001
                                            (Unaudited)

ASSETS
             Real Estate assets, at cost

             Land                           $1,822,718         $1,822,718
             Buildings and improvements     15,886,583         15,886,583

                                            17,709,301         17,709,301
                     Less: Accumulated     (12,290,922)       (11,765,922)
                           depreciation

Real Estate, net                             5,418,379          5,943,379

             Cash including cash               187,696            294,437
             investments
             Escrow deposits                   559,833            552,994
             Prepaid Expenses                   64,425             24,039
             Deferred Financing Fees           108,978            126,186

                     TOTAL ASSETS           $6,339,311         $6,941,035


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
             Mortgage and notes            $10,233,609        $10,341,178
             payable
             Amounts due affiliates              2,802              1,911
             Real estate taxes payable         228,411                  0
             Security deposits                  80,028             79,501
             Accounts payable &                163,974            342,521
             accrued expenses

   Total iabilities                         10,708,824         10,765,111
PARTNERS CAPITAL (DEFICIT)
             Limited Partners               (4,410,107)        (3,867,374)
             General Partner                    40,594             43,298

Total Partners Capital (Deficit)            (4,369,513)        (3,824,076)


TOTAL LIABILITIES AND PARTNER DEFICIT       $6,339,311         $6,941,035




                       AMERICAN REPUBLIC REALTY FUND I
               Condensed Consolidated Statement of Operations
                                 (Unaudited)

                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
REVENUES                        2002          2001     2002             2001

Rental income                   673,311    707,029     2,004,444   2,101,502
Other property                   17,253     22,183        50,615      65,757
Total revenues                  690,564    729,212     2,055,059   2,167,259

EXPENSES
Salaries & wages                 96,086     86,152       260,506     235,947
Maintenance & repairs            91,062     60,063       206,108     199,582
Utilities                        52,170     55,739       153,721     170,227
Real estate taxes                75,915     71,250       228,411     213,750
General administrative           25,238     26,986       82,267      83,415
Contract services                25,978     26,408        79,590      81,835
Insurance                        23,691     15,091        62,377      41,176
Interest                        201,923    204,417       607,682     615,015
Depreciation and amortization   180,735    185,736       542,207     557,208
Property management fees (a)     34,522     36,243       102,627     107,429
Total expenses                  807,320    768,085     2,325,496   2,305,584

Net Income                    ($116,756) ($38,8737)    ($270,425)  ($138,325)

NET INCOME PER UNIT             $(10.61)    $(3.53)      $(24.59)    $(12.58)

   See Notes to Condensed Consolidated Financial Statements




                         AMERICAN REPUBLIC REALTY FUND I

                 Condensed Consolidated Statement of Cash Flows
            See Notes to Condensed Consolidated Financial Statements
                                 Unaudited

                                                     Nine Months Ended
                                                       September 30,
                                                    2002           2001

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                              ($270,437)      ($138,325)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
    Depreciation and amortization                525,000         540,000

    Net Effect of changes in operating accounts
                      Escrow deposits             (6,839)        (42,425)
                      Prepaid expenses           (40,386)        (27,811)
                      Accrued real estate taxes  228,411         213,750
                      Security deposits              527           9,352
                      Accounts payable          (178,547)       (128,233)
                      Other assets                17,208          17,207
Net cash provided by (used for)                  274,937         443,515

CASH FLOWS FROM INVESTING  ACTIVITIES
      Repayment of mortgage notes payable       (107,569)        (99,449)
      Proceeds from amounts due affiliates           891               0
      Distributions to limited partners         -275,000               0
Net cash used for investing activities          (381,678)        (99,449)

NET INCREASE (DECREASE) IN CASH                 (106,741)        344,066
AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS,                       294,437         442,739
BEGINNING OF PERIOD

CASH AND CASH EQUIVALENTS, END OF PERIOD        $187,696        $786,805


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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

At September 30, 2002 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 88.3% for the third quarter of 2002, as compared to 96.5% for the third quarter of 2001.

Revenue from property operations decreased $38,648, or 5.30%, for the third quarter of 2002, as compared to the 2001 third quarter. The decrease in rental income of $33,718 or 4.77% is primarily due to an increase in vacancy. The decrease in other income of $4,930 or 22.22% is primarily due to an decrease in Late and other fee collections from the properties. The following table illustrates the components:

                                      Increase         Percent
                                     (Decrease)        Change

Rental income                         (33,718)          4.77%
Other property                         (4,930)         22.22%
Net Increase (Decrease)               (38,648)          5.30%

Property operating expenses increased $39,235 or 5.11%, for the third quarter of 2002, as compared to the same period in 2001, primarily due to increases in maintenance & repair expense. The increase in maintenance & repairs expense of $30,999 or 51.61% is associated with turnover and other make ready costs. Insurance increased $8,600 or 56.99% in connection with the annual policy renewal. Salaries increased $9,934 or 11.53% primarily due to increased on site maintenance. The following table illustrates the components by category:

                                                  Increase       Percent
                                                 (Decrease)      Change

Salaries & wages                                    9,934        11.53%
Maintenance & repairs                              30,999        51.61%
Utilities                                          (3,569)        6.40%
Real estate taxes                                   4,665         6.55%
General administrative                             (1,748)        6.48%
Contract services                                    (430)        1.63%
Insurance                                           8,600        56.99%
Interest                                           (2,494)        1.22%
Depreciation and amortization                      (5,001)        2.69%
Property management fees (a)                       (1,721)        4.75%

Net Increase (Decrease)                            39,235         5.11%

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

                                        Increase          Percent
                                       (Decrease)         Change

Rental income                            22,545            3.29%
Other property                            3,062           16.01%
Net Increase (Decrease)                  25,607            3.64%

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

     As of September 30, 2002, the Partnership had $187,696 in cash and cash equivalents as compared to $294,437 as of December 31, 2001. The net decrease in cash of $106,741 is principally due to a distribution made September 30, 2002.

     On  September 30, 2002 the partnership distributed  $25.00 per limited partnership unit to units of record September 30, 2002. This distribution was made from excess cash on hand from cash flow from operations.

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

                                   Limited Partnership Agreement,
                                   incorporated by reference to
                                   Registration Statement No.2-81074
                                   effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25 Power of Attorney, incorporated by reference to Registration Statement No. 2-81074 effective May 2, 1983.

     28                            None


     (B)  Reports on Form 8-K for the quarter ended September 30, 2002.

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


                         AMERICAN REPUBLIC REALTY FUND I
                         a Wisconsin limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     November 1, 2002



                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of American Republic Realty Fund (the Company) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J Werra, Principal Executive Officer and Paul M. Ivanoff Treasurer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra                           /s/ Paul M. Ivanoff
      Robert J. Werra                               Paul M. Ivanoff
      CEO Univesco, Inc.                            Treasurer Univesco, Inc.
      Management Agent                              Management Agent


  November 1, 2002