Form 10-K
period 2002-12-31
AMERICAN REPUBLIC REALTY FUND I
filed 2003-04-01
CIK 711512

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington D. C.  20549


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                            Act of 1934
                       Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                       Exchange Act of 1934

            For the Fiscal year ended December 31, 2002

                  Commission file number 0-11578

                  AMERICAN REPUBLIC REALTY FUND I
      (Exact name of registrant as specified in its charter)

       Wisconsin                                      39-1421936
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                  Identification Number)

 2800 N Dallas Pkwy #100, Plano, Texas                75093-5994
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including area code     (972) 836-8000


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                             Yes ..... No X.

                Documents Incorporated by Reference

The Definitive Prospectus of American Republic Realty Fund I dated May 2, 1983 filed pursuant to Rule 424(b) is incorporated by reference as is the Supplement to that Prospectus filed pursuant to Rule 424(b) on May 25, 1984.
                              PART I

Item 1.  Business

      The Registrant, American Republic Realty Fund I, (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated December 22, 1982. As of December 31, 2002, the Partnership consisted of an individual general partner, Mr. Robert J. Werra, (the "General Partner") and 672 limited partners owning 11,000 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced May 2, 1983 and ended April 17, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #0-11578) as amended.

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


Item 2.  Properties

     At December 31, 2002 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities.

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


                                  Occupancy Rates
                                    December 31,
                                      Percent



                        1998     1999     2000     2001     2002
Four Winds I & II       95.0%    94.0%    95.0%    95.2%    89.6%
Forestwood              96.5%    96.9%    94.8%    95.9%    93.2%




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


Item 3.  Legal Proceedings

          None.


Item 4.  Submission of Matters to a Vote of Security Holders



     No matters were submitted to a vote of the unit holders of the Partnership during the fourth quarter of 2002.

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

                              PART II

Item 5.   Market for the Partnership's Securities and Related Unit
           Holder Matters


The Partnership's outstanding securities are in the form of Limited Partnership Interests ("Interests"). The distribution period for the sale of the Interests began May 2, 1983,and closed April 17, 1984. As of December 31, 2002 there were approximately 672 limited partners owning 11,000 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

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

An analysis of taxable income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:

YEARS       INCOME         GAIN        LOSS            CASH
                                                    DISTRIBUTED
 1984           $0           $0        $342                  $0
 1985            0            0        $291                   0
 1986            0            0        $271                   0
 1987            0            0        $279                   0
 1988            0          $43         $63                   0
 1989            0          $38        $127                   0
 1990            0            0        $126                   0
 1991            0            0        $122                   0
 1992         $121            0           0                   0
 1993           $2       $1,071           0                   0
 1994          $17            0           0                   0
 1995            0    (a)     0           0                   0
 1996          $45            0           0                   0
 1997           $0            0         $70                   0
 1998           $0            0         $48                   0
 1999            0            0         $39                   0
 2000          $46                                            0
 2001          $47                                          $50
 2001          $29                                          $25


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



                                       2002    2001    2000    1999    1998

Limited Partner Units Outstanding    11,000  11,000  11,000  11,000  11,000

Statement of Operations
  Total Revenues                     $2,760  $2,896  $2,797  $2,752  $2,675


  Net Income (Loss)                    (217)    (42)    (65)   (137)   (194)
  Limited Partner Net Income         (19.54)  (3.45)  (5.33) (12.31) (17.53)
(Loss) per Unit - Basic
  Cash Distributions to Limited          25      50                       0
Partners per Unit  - Basic


Balance Sheet:
  Real Estate, net                   $5,382  $5,943  $6,499  $7,096  $7,639
  Total Assets                        6,305   6,941   7,613   7,941   8,426
  Mortgages Payable                  10,211  10,341  10,461  10,572  10,675
  Notes Payable to Affiliate              0       0       0     165     399
  Partner's Deficit                  (4,316) (3,824) (3,231) (3,166) (3,030)


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 - "Selected Financial Data" and Item 8 - "Financial Statements and Supplemental Information."

Results of Operations: 2002 VERSUS 2001 -

Revenue from Property Operations decreased $136,588 or 4.7% as compared to 2001. This decrease is primarily attributed to a $120,366 decrease in rental revenue, which was principally due to an decrease in occupancy. Interest income decreased $22,187 due to a decrease in interest rates and available funds for investment during 2002. The increase in other revenues of $5,965 were principally caused by a increase in fees from tenants and vending revenues. The following table illustrates the increases:

                  Increase/
                  (Decrease)

Rental income     $(120,366)
Interest            (22,187)
Fees & Other          5,965
Net Increase      $(136,588)

Property  operating expenses for 2002 increased $38,431  or  1.31%.
General and administrative expenses increased $70,152 or 16.45% primarily due to increased incurance costs. . Real estate taxes increased $9,498 or 3.18% due to increased assessed valuation of the underlying real estate assets Maintenance and repairs increased $7,419 or 2.80% due primarily to the increased deferred maintenance projects performed. Interest expense on mortgage payable decreased $9,873 or 1.21% due to normal amortization. Utilities decreased $22,784 or 10,10% primarily due to lower utility rates. Administrative service fees are paid to an affiliate of the general partner and represent reimbursements for accounting and bookkeeping costs. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note C to the Financial Statements and Schedule Index contained in Item 8). The following table illustrates the increases or (decreases):

                                           Increase
                                          (Decrease)
General and administrative                   70,152
Real estate taxes                             9,498
Maintenance and repairs                       7,419
Depreciation and amortization                -4,137
Property management fee to affiliate         -5,769
Advertising and marketing                    -6,075
Interest expense on mortgages payable        -9,873
Utilities                                   -22,784
   Total operating expenses                  38,431


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

As of December 31, 2002, the Partnership had $214,237 in cash and cash equivalents as compared to $294,437 as of December 31, 2001. The reduction of cash on hand reflects the distribution of $25 per limited partnership unit paid in December 2002. See Note C to the Financial Statements contained in Item 8 for information regarding related party transactions.

The properties are encumbered by two non-recourse mortgage notes as of December 31, 2002. These mortgages payable have a carrying value of $10,211,238 at December 31, 2002. The mortgage notes were entered into during 1997 to refinance certain mortgage notes.

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

The Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are $140,551, $152,028 $164,442,$177,870, and 9,576,346 for each of the next five years.

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








                 AMERICAN REPUBLIC REALTY FUND I
                  COMBINED FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                   December 31, 2002 and 2001

                 INDEX TO FINANCIAL STATEMENTS




                                                                     Page

  Independent Auditors' Reports                                         2

  Combined Financial Statements

    Balance Sheets as of December 31, 2002 and 2001                     3

    Statements of Operations for the years ended
      December 31, 2002, 2001 and 2000                                  4

    Statements of Partners' Equity (Deficit) for the years ended
      December 31, 2002, 2001 and 2000                                  5

    Statements of Cash Flows for the years ended
      December 31, 2002, 2001 and 2000                                  6

    Notes to Financial Statements                                       7

    Schedule III - Real Estate and Accumulated Depreciation13


   All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.






                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    American Republic Realty Fund I

We have audited the accompanying combined balance sheets of American Republic Realty Fund I and subsidiary, a Wisconsin limited partnership (the "Partnership") as of December 31, 2002 and 2001, and the related combined statements of operations, partners' equity (deficit), and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of American Republic Realty Fund I as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2002 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




January 24, 2003
Plano, Texas



                AMERICAN REPUBLIC REALTY FUND I
                    COMBINED BALANCE SHEETS
                   December 31, 2002 and 2001


                             ASSETS
                                                     2002             2001

Investments in real estate at cost
     Land                                      $1,822,718       $1,822,718
     Buildings, improvements and furniture
     and fixtures                             $16,006,007       15,886,583

                                               17,828,725       17,709,301
    Accumulated  depreciation                 (12,446,239)     (11,765,922)

                                                5,382,486        5,943,379

    Cash and cash equivalents                     214,237          294,437
    Escrow deposits                               572,601          552,994
    Deferred financing costs, net of
     accumulated amortization of $126,188
     and $103,244, respectively                   103,242          126,186
    Prepaid expenses                               32,194           24,039

TOTAL ASSETS                                    6,304,760        6,941,035



               LIABILITIES AND PARTNERS' DEFICIT

Mortgages payable                              10,211,238       10,341,178
Amounts due affiliates                              1,725            1,911
Accounts payable and accrued expenses             333,000          342,521
Security deposits                                  75,028           79,501

TOTAL LIABILITIES                              10,620,991       10,765,111

PARTNERS' DEFICIT                              (4,316,231)      (3,824,076)

TOTAL LIABILITIES AND PARTNERS' DEFICIT        $6,304,760       $6,941,035




                AMERICAN REPUBLIC REALTY FUND I
               COMBINED STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 2002, 2001 and 2000

                                             2002          2001         2000
INCOME
 Rentals                               $2,686,909    $2,807,275   $2,719,595
 Fees and other                            69,060        63,095       62,151
 Interest                                   4,256        26,443       15,453

 Total income                           2,760,225     2,896,813    2,797,199

OPERATING EXPENSES
 Interest expense on mortgages payable    808,952       818,825      827,954
 Depreciation and amortization            703,261       707,398      721,853
 General and administrative               496,504       426,352      398,115
 Real estate taxes                        307,848       298,350      276,937
 Maintenance and repairs                  272,282       264,863      255,217
 Utilities                                202,803       225,587      191,589
 Property management fee to affiliate     137,883       143,652      139,254
 Advertising and marketing                 35,439        41,514       39,248
 Administrative service fee to general
  partner                                  12,408        12,408       10,008
 Interest expense on notes payable to
  affiliates                                 ---           ---         2,175

   Total operating expenses             2,977,380     2,938,949    2,862,350

 NET LOSS                               $(217,155)     $(42,136)    $(65,151)

NET LOSS PER LIMITED PARTNERSHIP
 UNIT - BASIC

 Net loss per unit - basic                $(19.54)       $(3.45)      $(5.33)

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                       11,000        11,000       11,000





                 AMERICAN REPUBLIC REALTY FUND I
        COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 2002, 2001 and 2000


                                   General           Limited
                                   Partner           Partners          Total

 Balance, January 1,2000           $54,027         (3,220,816)    (3,166,789)

 Net loss                           (6,515)           (58,636)       (65,151)

 Balance, December 31,2000          47,512         (3,279,452)    (3,231,940)

 Distributions                        ---            (550,000)      (550,000)

 Net loss                          (4,214)            (37,922)       (42,136)

 Balance, December 31,2001         43,298          (3,867,374)    (3,824,076)

 Distributions                        ---            (275,000)      (275,000)

 Net loss                          (2,172)           (214,983)      (217,155)

 Balance, December 31,2002        $41,126         $(4,357,357)   $(4,316,231)











                AMERICAN REPUBLIC REALTY FUND I
               COMBINED STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 2002, 2001 and 2000

                                               2002         2001        2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Net  loss                                $(217,155)    $(42,136)   $(65,151)
 Adjustments to reconcile net loss to
   net cash provided by operations:
 Depreciation and amortization              703,261      707,398     721,853
 Change in assets and liabilities:
   Prepaid expenses                          (8,155)      (7,204)     (2,768)
   Escrow deposits                           (2,095)      (6,238)    (18,500)
 Accounts payable and accrued expenses       (9,519)      32,248      12,661
   Security deposits                         (4,473)       6,056       4,836

 Net cash provided by operating activities  461,864      690,124     652,931

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate                (119,424)    (128,652)   (101,315)
 Net proceeds from (payments to)
   reserve for replacement                  (17,514)     (41,553)     55,372

 Net cash used for investing activities    (136,938)    (170,205)    (45,943)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages payable             (129,940)    (120,132)   (111,062)
 Payments on notes payable to affiliates       ---          ---     (165,346)
 Distributions                             (275,000)    (550,000)       ---
 Proceeds from (payments on)
  amounts due affiliates                       (186)       1,911      (4,490)

 Net cash used for financing activities    (405,126)    (668,221)   (280,898)

 Net increase (decrease) in cash and cash
   equivalents                              (80,200)    (148,302)    326,090

 Cash and cash equivalents at beginning
   of period                                294,437      442,739     116,649

 Cash and cash equivalents at end of
   period                                  $214,237     $294,437    $442,739

 Supplemental disclosure of cash flow information:

 Cash  paid  during the year for interest  $809,805    $819,613    $ 828,683




                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2002 and 2001

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

     An  aggregate of 20,000 units is authorized, of which 11,000 were  outstanding for each of the three years ended December
     31,  2002.   Under the terms of the offering, no  additional
     units will be offered.


     Allocation of Net Income (Loss) and Cash

     Net operating income and loss are allocated 1% to general partners and 99% to limited partners. Net operating cash flow, as defined in the partnership agreement, shall be distributed to the limited and general partners first to the limited partners in an amount equal to a variable distribution preference on capital contributions for the current year and then to the extent the preference has not been satisfied for all preceding years, and, thereafter, 10% to the general partner and 90% to the limited partners.

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


     Basis of Accounting

     The Partnership maintains its books on the basis of accounting used for federal income tax reporting purposes. Memorandum entries have been made to present the accompanying financial statements in accordance with U.S. generally accepted accounting principles.


     Investments in Real Estate and Depreciation

     Buildings, improvements, and furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 27.5 years.




                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2002 and 2001

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





                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2002 and 2001

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


     Concentration of Credit Risk
     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation or Securities Investor Protection Corporation, where applicable. Management does not believe significant credit risk exists at December 31, 2002.


     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that reporting period. Actual results could differ from those estimates.


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





                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2002 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2002, December 31, 2001, and December 31, 2000, the Partnership's comprehensive income (loss) was equal to its net income
     (loss) and the Partnership does not have income meeting the definition of other comprehensive income.


     Segment Information

     The Partnership is in one business segment, the real estate investment business, and follows the requirements of FAS
     131, "Disclosures about Segments of an Enterprise and Related Information."

NOTE B - MORTGAGES PAYABLE

     Mortgages payable at December 31, 2002 and 2001, consisted of the following:

                                                  2002              2001
Mortgage  note, original face  value  of
$6,800,000,    payable    in     monthly
installments  of principal and  interest
of  $49,517, bears interest at a rate of
7.92%  and  matures August 1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $5,965,548 is  due.   This
mortgage note is secured by real  estate
assets   with  a  net  book   value   of
approximately $3,443,603.                   $6,432,178        $6,513,428

Mortgage  note, original face  value  of
$4,000,000,    payable    in     monthly
installments  of principal and  interest
of  $28,795 bears interest at a rate  of
7.8%  and  matures August  1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $3,500,406  is  due.  This
mortgage note is secured by real  estate
assets   with  a  net  book   value   of
approximately $1,938,883.                    3,779,060         3,827,750

                                           $10,211,238       $10,341,178




                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2002 and 2001



NOTE B - MORTGAGES PAYABLE - CONTINUED

     At December 31, 2002, required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are as follows:

              2003                         140,551
              2004                         152,028
              2005                         164,443
              2006                         177,870
              2007                       9,576,346
              Thereafter                       ---

                                       $10,211,238


NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership 's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements earned by an affiliate of the general partner in 2002, 2001 and 2000:

                                           2002          2001          2000

     Property management fee           $137,883      $143,652      $139,254
     Administrative service fee          12,408        12,408        10,008



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




                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2002 and 2001



NOTE E - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2002 would have been as follows:



 Net loss per accompanying financial statements                   $(217,155)

 Add - book basis depreciation using straight-line method           680,317

 Deduct - income tax basis depreciation expense using

    ACRS method                                                     145,426



 Excess of revenues over expenses, accrual income tax basis        $317,736


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

     Management has reviewed the carrying values of its mortgages payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2002 and 2001.

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


AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2002
                                    Initial Cost
                                    to Partnership

 Description      Encumbrances     Land     Building            Total Cost
                                            And Improvements    Subsequent to
                                                                Acquisitions

26  two-story
apartment
buildings  of
concrete block
construction
with   stucco
and     cedar
exterior  and
gabled  roofs
located    in
Jacksonville,
Florida               (b)      $583,000       $5,686,771        $454,416

37  two-story
apartment
buildings  of
concrete
block
construction
with    brick
veneer,
stucco    and
wood   siding
exterior, and
composition,
shingled
roofs located
in   Bedford,
Texas                 (b)     1,239,718        8,679,421       1,185,399

                             $1,822,718      $14,366,192      $1,639,815


                              Gross Amounts at Which
                              Carried at Close of Year




                                 Buildings and                 Accumulated
Description       Land           Improvements       Total      Depreciation
                                                    (c)(d)         (c)


26  two-story
apartment
buildings  of
concrete block
construction
with   stucco
and     cedar
exterior  and
gabled  roofs
located    in
Jacksonville,
Florida             583,000        6,141,187        6,724,187      4,785,304


37  two-story
apartment
buildings  of
concrete
block
construction
with    brick
veneer,
stucco    and
wood   siding
exterior, and
composition,
shingled
roofs located
in   Bedford,
Texas             1,239,718        9,864,820       11,104,538      7,660,935

                  1,822,718       16,006,007       17,828,725     12,446,239


                                                                Life on Which
                      Date of                  Date             Depreciation
                      Construction             Acquired         is Computed
26  two-story
apartment
buildings  of
concrete block
construction
with   stucco
and     cedar
exterior  and
gabled  roofs         Phase I complete at
located    in         date acquired;           9/12/83          (a)
Jacksonville,         Phase II complete at
Florida               date acquired;           5/1/84           (a)


37  two-story
apartment
buildings  of
concrete
block
construction
with    brick
veneer,
stucco    and
wood   siding
exterior, and
composition,
shingled
roofs located
in   Bedford,         Complete at
Texas                 date acquired;           12/20/83         (a)


See notes to Schedule III.




AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2002


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                        Investments        Accumulated in
                                        Real Estate        Depreciation


    Balance, January 1, 2000            17,479,334         10,382,557

        Acquisitions                       101,315               ---
        Depreciation expense                  ---             698,910

    Balance, December 31, 2000          17,580,649         11,081,467

        Acquisitions                       128,652               ---
        Depreciation expense                  ---             684,455

    Balance, December 31, 2001         $17,709,301        $11,765,922

        Acquisitions                       119,424               ---
        Depreciation expense                  ---             680,317

    Balance, December 31, 2002         $17,828,725        $12,446,239


(d)    Aggregate cost for federal income tax purposes is $17,375,988.





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

    Robert J. Werra, 64, the General Partner, Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

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

      For the years ended December 31, 2002, 2001, 2000, and, property management fees earned totaled $137,883, $143,642, and $139,254, respectively. An additional administration service fee was paid to the General Partner of $12,408, $10,008 and $10,008 for the years ended December 31, 2002, 2001, and 2000, respectively.

          Item 12.  Security Ownership of Certain Beneficial Owners and
     Management

           (a) No one except as listed in item (b) below, owns of record, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.

                                               Amount and Nature
    Title           Name of                    of Beneficial      Percent
    of Class        Beneficial Owner           Ownership          of Interest

    Limited         M.P. Valu Fund IV L.L.C.      1,439           13.08%
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

    Item 14.  Controls and Procedures
Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, our Principal Financial Officer and Principal Executive Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.






                             PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (A)  1.  See accompanying Financial Statements Index

          2.  Additional financial information required to be furnished:

     Schedule III - Real Estate and Accumulate Depreciation.

          3.  Exhibits

              None

     (B)  Reports on Form 8-K for the quarter ended December 31, 2002.

          None

     (C)  Exhibits

          3. Certificate of Limited Partnership, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          4. Limited Partnership Agreement, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          9.   Not Applicable

          10.  Not Applicable

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

          22.  Not Applicable

          23.  Not Applicable

          24.  Not Applicable

          25. Power of Attorney, incorporated by reference to Registration Statement No. 0-11578 effective May
               2, 1983.

          28.  None

(d)  Financial Statement Schedules excluded from the annual report
          None


    Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange  Act of 1934, the Registrant has     duly caused this  report
to be signed on its behalf by the undersigned, thereunto duly authorized.

                   AMERICAN REPUBLIC REALTY FUND I

                   ROBERT J. WERRA, GENERAL PARTNER



                             /s/  Robert J. Werra
     March 21, 2003


                             CERTIFICATION

I, Robert J Werra, certify that:
1. I have reviewed this annual report on Form 10-K of American Republic Realty Fund;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     March 21, 2003
/s/ Robert J. Werra
General Partner

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of American Republic Realty Fund ("the Company") on Form 10-K for the year ending December 31,
  2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert J. Werra

Acting Principal Executive Officer and Chief Financial Officer
March 21, 2003