Form 10-Q
period 2003-03-31
AMERICAN REPUBLIC REALTY FUND I
filed 2003-04-25
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                               FORM 10-Q

               Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

   For Quarter Ended March 31, 2003   Commission file number 0-11578

                    AMERICAN REPUBLIC REALTY FUND I

        (Exact name of registrant as specified in its charter)

                 WISCONSIN                   39-1421936
      (State or other jurisdiction of      (IRS Employer
       incorporation or organization       Identification
                                              Number)

                   2800 N. Dallas Pkwy Suite 100
                     Plano, Texas  75093-5994

             (Address of principal executive offices)


     Registrant's telephone number, including area code:  (972)836-8000.


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

    Consolidated Balance Sheet as of March 31, 2003 and
    December 31, 2002                                              Page 3

    Consolidated Statements of Operations for the Six
    Months Ended March 31, 2003 and 2002                           Page 4

    Consolidated Statements of Cash Flows for the Six months
    Ended March 31, 2003 and 2002                                  Page 5


Item 2.  Results of Operations and Management's Discussion and
Analysis of Financial Condition                                    Page 6

     Liquidity and Capital Resources                               Page 7

     Other Information                                             Page 8

     Signatures                                                    Page 9



The statements, insofar as they relate to the period subsequent to December 31, 2002, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                AMERICAN REPUBLIC REALTY FUND I
             Condensed Consolidated Balance Sheets

                                             March 31     December 31
                                               2003         2002
                                           (Unaudited)

ASSETS
        Real Estate assets,
        at cost

        Land                               $1,822,718     $1,822,718
        Buildings and improvements         16,006,007     16,006,007

                                           17,828,725     17,828,725

        Less: Accumulated                 (12,621,239)   (12,446,239)
        depreciation
 Real                                       5,207,486      5,382,486
 Estate, net

        Cash including cash investments       288,675        214,237
        Escrow deposits                       506,763        572,601
        Prepaid Expenses                       16,503         32,194
        Deferred Financing Fees                97,507        103,242

              TOTAL ASSETS                 $6,116,934     $6,304,760



LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES

        Mortgage and notes payable        $10,165,608    $10,211,238
        Note Payable to affiliates                  0              0
        Amounts due affiliates                    828          1,725
        Real estate taxes payable              75,249              0
        Security deposits                      75,376         75,028
        Accounts payable & accrued expenses   172,710        333,000


 Total liabilities                         10,489,771     10,620,991

PARTNERS CAPITAL (DEFICIT)

        Limited Partners                   (4,413,397)    (4,357,357)
        General Partner                        40,560         41,126

  Total Partners Capital (Deficit)         (4,372,837)     (4,316,231)


  TOTAL LIABILITIES AND PARTNER DEFICIT    $6,116,934      $6,304,760








                       AMERICAN REPUBLIC REALTY FUND I
               Condensed Consolidated Statement of Operations
                               (Unaudited)

                                   Three Months Ended March 31,

REVENUES                             2003               2002

Rental income                     682,658            674,226
Other property                     14,796             17,773
Total revenues                    697,454            691,999

EXPENSES

Salaries & wages                   96,806             86,211
Maintenance & repairs              39,487             55,050
Utilities                          54,163             51,571
Real estate taxes                  75,249             76,248
General administrative             22,149             24,254
Contract services                  26,318             26,553
Insurance                          23,691             17,676
Interest                          200,602            203,194
Depreciation and amortization     180,736            180,736
Property management fees (a)       34,859             34,538

Total expenses                    754,060            756,031





Net Income                       ($56,606)          ($64,032)

NET INCOME PER UNIT                $(5.15)            $(5.82)

   See Notes to Condensed Consolidated Financial Statements





                     AMERICAN REPUBLIC REALTY FUND I

              Condensed Consolidated Statement of Cash Flows
        See Notes to Condensed Consolidated Financial Statements
                               Unaudited


                                                Three Months Ended March 31,

                                                  2003               2002

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                             ($56,606)          ($64,032)
Adjustments to reconcile net income
 (loss) to net cash provided by operating activities:

    Depreciation and amortization              175,000            175,000

    Net Effect of changes in
    operating accounts

       Escrow deposits                          65,838             63,833
       Prepaid expenses                         15,691              9,676
       Accrued real estate taxes                75,249             76,248
       Security deposits                           348             (6,067)
       Accounts payable                       (160,290)          (169,681)
       Other assets                              5,735              5,736

Net cash provided by (used for)
operating activities                           120,965             90,713

CASH FLOWS FROM INVESTING ACTIVITIES
       Repayment of mortgage notes payable     (45,630)           (42,185)
       Proceeds from amounts due affiliates       (897)             5,680

Net cash used for investing activities         (46,527)           (36,505)


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              74,438             54,208
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                    214,237            294,437

CASH AND CASH EQUIVALENTS, END OF PERIOD      $288,675           $348,645


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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

At  March  31,  2003 the Partnership owned two properties  with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 90.5% for the first quarter of 2003, as compared to 89.5% for the first quarter of 2002.

Revenue from property operations increased $5,455, or 0.79%, for the first quarter of 2003, as compared to the 2002 first quarter. The increase in rental income of $8,432 or 1.25% is primarily due to an decrease in vacancy. The decrease in other income of $2,977 or 16.75% is primarily due to an decrease in Late and other fee collections from the properties. The following table illustrates the components:

                                  Increase      Percent
                                 (Decrease)     Change

Rental income                      8,432         1.25%
Other property                    (2,977)       16.75%
Net Increase (Decrease)            5,455         0.79%


Property operating expenses decreased $1,971 or 0.26%, for the first quarter of 2003, as compared to the same period in 2002. Insurance increased $6,015 or 34.03% in connection with the annual policy renewal. The decrease in maintenance & repairs expense of $15,563 or 28.27% is represents decreased turnover and related costs. Salaries increased $10,595 or 12.29% primarily due to increased on site maintenance. The following table illustrates the components by category:

                                  Increase      Percent
                                 (Decrease)     Change

Salaries & wages                  10,595        12.29%
Maintenance & repairs            (15,563)       28.27%
Utilities                          2,592         5.03%
Real estate taxes                   (999)        1.31%
General administrative            (2,105)        8.68%
Contract services                   (235)        0.89%
Insurance                          6,015        34.03%
Interest                          (2,592)        1.28%
Depreciation and amortization          0         0.00%
Property management fees (a)         321         0.93%
Net Increase (Decrease)           (1,971)        0.26%


 FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001

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

                                  Increase      Percent
                                 (Decrease)     Change

Rental income                    (20,160)        2.90%
Other property                    (4,638)       20.70%
Net Increase (Decrease)          (24,798)        3.46%


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

                                  Increase      Percent
                                 (Decrease)     Change

Salaries & wages                   5,507         6.82%
Maintenance & repairs            (12,228)       18.18%
Utilities                        (10,431)       16.82%
Real estate taxes                  4,998         7.01%
General administrative             2,393        10.95%
Contract services                 (1,193)        4.30%
Insurance                          5,287        42.67%
Interest                          (2,396)        1.17%
Depreciation and amortization     (5,000)        2.69%
Property management fees (a)        (858)        2.42%
Net Increase (Decrease)          (13,921)        1.81%


LIQUIDITY AND CAPITAL RESOURCES

      While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

     As of March 31, 2003, the Partnership had $288,675 in cash and cash equivalents as compared to $214,237 as of December 31, 2002. The net increase in cash of $74,438 is principally due to cash flow from operations.

     On  September 30, 2002 the partnership distributed  $25.00 per limited partnership unit to units of record September 30, 2002. This distribution was made from excess cash on hand from cash flow from operations.

     Each asset of the fund refinanced its debt during July 1997. The fund retired debt with a face value of $6,500,000 and replaced with debt of $10,800,000. The new mortgages in the amounts of $4,000,000, $6,800,000 carry interest rates of 7.8% and 7.92% respectively. The notes come due August, 2007. The Partnerships required principal payments due under the stated terms of the Partnerships mortgage notes payable are $140,551 $152,028, and $164,442 for each of the next three years.

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

                                   Limited PartnershipAgreement,
                                   incorporated by reference to
                                   Registration Statement No.2-81074
                                   effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25 Power of Attorney, incorporated by reference to Registration Statement No. 2-81074 effective May 2, 1983.

     28                            None

     (B)  Reports on Form 8-K for the quarter ended March 31, 2003.

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


                         AMERICAN REPUBLIC REALTY FUND I
                         a Wisconsin limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     April 25, 2003



                         CERTIFICATION

I, Robert J Werra, certify that:

1. I have reviewed this annual report on Form 10-Q of American
Republic Realty Fund;

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


Date:     April 25, 2003
/s/ Robert J. Werra
General Partner

                   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
                   1350, AS ADOPTED PURSUANT TO SECTION 906 OF
                   THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of American Republic Realty Fund ("the Company") on Form 10-Q for the period ending March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra

  Acting Principal Executive Officer and Chief Financial
                                   Officer
  April 25, 2003