Form 10-Q
period 2003-06-30
AMERICAN REPUBLIC REALTY FUND I
filed 2003-08-14
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003 Commission file number 0-11578

AMERICAN REPUBLIC REALTY FUND I

(Exact name of registrant as specified in its charter)

WISCONSIN	39-1421936
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

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

Consolidated Balance Sheet as of June 30, 2003 and

December 31, 2002 Page 3

Consolidated Statements of Operations for the Three and Six

Months Ended June 30, 2003 and 2002 Page 4

Consolidated Statements of Cash Flows for the Three and

Six months Ended June 30, 2003 and 2002 Page 5

Item 2. Results of Operations and Managements Discussion and Analysis of

Financial Condition Page 6

Liquidity and Capital Resources Page 7

Other Information Page 8

Signatures Page 9

The statements, insofar as they relate to the period subsequent to

December 31, 2002, are Unaudited.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REPUBLIC REALTY FUND I

Condensed Consolidated Balance Sheets
	June 30	December 31,
	2003	2002
	(Unaudited)

ASSETS
Real Estate assets, at cost
Land	$1,822,718	$1,822,718
Buildings and improvements	16,006,007	16,006,007
	17,828,725	17,828,725
Less: Accumulated depreciation	(12,796,239)	(12,446,239)
Real Estate, net	5,032,486	5,382,486

Cash including cash investments	239,781	214,237
Escrow deposits	561,235	572,601
Prepaid Expenses	115,822	32,194
Deferred Financing Fees	91,771	103,242

TOTAL ASSETS	$6,041,095	$6,304,760

LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
Mortgage and notes payable	$10,130,593	$10,211,238
Amounts due affiliates	(612)	1,725
Real estate taxes payable	150,498	0
Security deposits	76,965	75,028
Accounts payable & accrued expenses	179,487	333,000

Total liabilities	10,536,931	10,620,991
PARTNERS CAPITAL (DEFICIT)
Limited Partners	(4,535,166)	(4,357,357)
General Partner	39,330	41,126

Total Partners Capital (Deficit)	(4,495,836)	(4,316,231)

TOTAL LIABILITIES AND PARTNER DEFICIT	$6,041,095	$6,304,760

AMERICAN REPUBLIC REALTY FUND I

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2003	2002	2003	2002

Rental income	645,256	656,907	1,327,914	1,331,133
Other property	16,717	15,589	31,513	33,362
Total revenues	661,973	672,496	1,359,427	1,364,495

EXPENSES
Salaries & wages	80,677	78,209	177,483	164,420
Maintenance & repairs	73,424	59,996	112,911	115,046
Utilities	54,113	49,980	108,276	101,551
Real estate taxes	75,249	76,248	150,498	152,496
General administrative	31,859	32,775	54,008	57,029
Contract services	28,152	27,059	54,470	53,612
Insurance	27,744	21,010	51,435	38,686
Interest	199,922	202,565	400,524	405,759
Depreciation and amortization	180,736	180,736	361,472	361,472
Property management fees (a)	33,096	33,567	67,955	68,105
Total expenses	784,972	762,145	1,539,032	1,518,176

Net Income	($122,999)	($89,649)	($179,605)	($153,681)

NET INCOME PER UNIT	$ (11.18)	$ (8.15)	$ (16.33)	$ (13.97)

See Notes to Condensed Consolidated Financial Statements

AMERICAN REPUBLIC REALTY FUND I

Condensed Consolidated Statement of Cash Flows

See Notes to Condensed Consolidated Financial Statements

Unaudited

	Six Months Ended
	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)	($179,605)	($153,681)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	350,000	350,000

Net Effect of changes in operating accounts
Escrow deposits	11,366	119,370
Prepaid expenses	(83,628)	(64,077)
Accrued real estate taxes	150,498	152,496
Security deposits	1,937	(5,954)
Accounts payable	(153,513)	(183,962)
Other assets	11,471	11,471
Net cash provided by (used for) operating activities	108,526	225,663

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable	(80,645)	(74,556)
Proceeds from amounts due affiliates	(2,337)	(516)

Net cash used for investing activities	(82,982)	(75,072)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,544	150,591
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	214,237	294,437

CASH AND CASH EQUIVALENTS, END OF PERIOD	$239,781	$445,028

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

At June 30, 2003 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 90.2% for the second quarter of 2003, as compared to 87.4% for the second quarter of 2002.

Revenue from property operations decreased $10,523, or 1.56%, for the second quarter of 2003, as compared to the 2002 second quarter. The decrease in rental income of $11,651 or 1.77% is primarily due to a decrease in rental rates. The increase in other income of $1,128 or 7.24% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:
	Increase	Percent
	(Decrease)	Change

Rental income	(11,651)	1.77%
Other property	1,128	7.24%
Net Increase (Decrease)	(10,523)	1.56%

Property operating expenses increased $22,827 or 3.00%, for the second quarter of 2003, as compared to the same period in 2002. Insurance increased $6,734 or 32.05% in connection with the annual policy renewal. The increase in maintenance & repairs expense of $13,428 or 22.38% is represents pool repairs completed in the quarter. Utilities increased $4,133 or 8.27% primarily due to increased gas and electrical costs. The following table illustrates the components by category:
	Increase	Percent
	(Decrease)	Change

Salaries & wages	2,468	3.16%
Maintenance & repairs	13,428	22.38%
Utilities	4,133	8.27%
Real estate taxes	(999)	1.31%
General administrative	(916)	2.79%
Contract services	1,093	4.04%
Insurance	6,734	32.05%
Interest	(2,643)	1.30%
Depreciation and amortization	0	0.00%
Property management fees (a)	(471)	1.40%
Net Increase (Decrease)	22,827	3.00%

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
	Increase	Percent
	(Decrease)	Change

Rental income	(43,180)	6.17%
Other property	(5,574)	26.34%
Net Increase (Decrease)	(48,754)	6.76%

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
	Increase	Percent
	(Decrease)	Change

Salaries & wages	9,118	13.20%
Maintenance & repairs	(12,245)	16.95%
Utilities	(2,506)	4.77%
Real estate taxes	4,998	7.01%
General administrative	(1,793)	5.19%
Contract services	(622)	2.25%
Insurance	7,314	53.40%
Interest	(2,443)	1.19%
Depreciation and amortization	(5,000)	2.69%
Property management fees (a)	(2,223)	6.21%
Net Increase (Decrease)	(5,402)	0.70%

LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

As of June 30, 2003, the Partnership had $239,781 in cash and cash equivalents as compared to $214,237 as of December 31, 2002. The net increase in cash of $25,544 is principally due to cash flow from operations.

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

Statement No.2-81074effective May 2,1983.

11 Not Applicable

15 Not Applicable

18 Not Applicable

19 Not Applicable

20 Not Applicable

23 Not Applicable

24 Not Applicable

25 Power of Attorney, incorporated by

reference to Registration Statement

No. 2-81074 effective May 2, 1983.

28 None

31.1 Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
    Reports on Form 8-K for the quarter ended June 30, 2003.
    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REPUBLIC REALTY FUND I

a Wisconsin limited partnership

By: /s/ Robert J. Werra

Robert J. Werra,

General Partner

Date: August 1, 2003

Exhibit 31.1

CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14 UNDER

THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of American Republic Realty Fund I ("the Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the company and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c. evaluated the effectiveness of the Companys disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14 UNDER

THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - continued

d. disclosed in this report any change in the Companys internal control over financial reporting that occurred during the Companys most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting; and

5. I have disclosed based on my most recent evaluation of internal control over financial reporting, to the Companys auditors and Audit Committee of the Board of Directors (or persons fulfilling the equivalent function):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Companys ability to record, process, summarize, and report financial data; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Companys internal control over financial reporting.

/s/ Robert J. Werra

Robert J. Werra

Acting Principal Executive Officer and Chief Financial Officer

August 1, 2003

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Republic Realty Fund I ("the Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

      The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert J. Werra

Robert J. Werra

Acting Principal Executive Officer and Chief Financial Officer

August 1, 2003