Form 10-Q
period 2003-09-30
AMERICAN REPUBLIC REALTY FUND I
filed 2003-11-13
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For Quarter Ended September 30, 2003    Commission file number 0-11578

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

     Consolidated Balance Sheet as of September 30, 2003 and
     December 31, 2002                                                Page 3

     Consolidated Statements of Operations for the Three and Nine
     Months Ended September 30, 2003 and 2002
                                                                      Page 4

     Consolidated Statements of Cash Flows for the Three and
     Nine months Ended September 30, 2003 and 2002
                                                                      Page 5


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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                 AMERICAN REPUBLIC REALTY FUND I
              Condensed Consolidated Balance Sheets


                                              September 30,      December 31,
                                                  2003              2002
                                               (Unaudited)

ASSETS
        Real Estate assets, at cost

        Land                                   $1,822,718        $1,822,718
        Buildings and improvements             16,006,007        16,006,007

                                               17,828,725        17,828,725

        Less: Accumulated depreciation        (12,971,239)      (12,446,239)


        Real Estate, net                        4,857,486         5,382,486



        Cash including cash investments           267,621           214,237
        Escrow deposits                           670,868           572,601
        Prepaid Expenses                           83,901            32,194
        Deferred Financing Fees                    86,036           103,242


            TOTAL ASSETS                       $5,965,912        $6,304,760



LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
        Mortgage and notes payable            $10,094,884       $10,211,238
        Amounts due affiliates                      1,446             1,725
        Real estate taxes payable                 225,747                 0
        Security deposits                          74,992            75,028
        Accounts payable & accrued expenses       188,121           333,000

 Total liabilities                             10,585,190        10,620,991
PARTNERS CAPITAL
(DEFICIT)

        Limited Partners                       (4,657,374)       (4,357,357)
        General Partner                            38,096            41,126

Total Partners Capital (Deficit)               (4,619,278)       (4,316,231)


  TOTAL LIABILITIES AND PARTNER DEFICIT        $5,965,912        $6,304,760





                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Operations
                           (Unaudited)

                                Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
REVENUES                        2003          2002         2003         2002

Rental income                  647,493      673,311    1,975,407   2,004,444
Other property                  16,648       17,253       48,161      50,615
Total revenues                 664,141      690,564    2,023,568   2,055,059

EXPENSES

Salaries & wages                98,811       96,086      276,294     260,506
Maintenance & repairs           59,158       91,062      172,069     206,108
Utilities                       49,903       52,170      158,179     153,721
Real estate taxes               75,249       75,915      225,747     228,411
General administrative          30,167       25,238       84,175      82,267
Contract services               29,119       25,978       83,589      79,590
Insurance                       31,921       23,691       83,356      62,377
Interest                       199,227      201,923      599,751     607,682
Depreciation and amortization  180,736      180,735      542,208     542,207
Property management fees (a)    33,292       34,522      101,247     102,627
Total expenses                 787,583      807,320    2,326,615   2,325,496

Net Income                   ($123,442)   ($116,756)   ($303,047)  ($270,437)

NET INCOME PER UNIT            $(11.22)     $(10.61)     $(27.55)    $(24.59)


     See Notes to Condensed Consolidated Financial Statements

                 AMERICAN REPUBLIC REALTY FUND I

         Condensed Consolidated Statement of Cash Flows
    See Notes to Condensed Consolidated Financial Statements
                            Unaudited


                                                         Nine Months Ended
                                                           September 30,
                                                         2003         2002

CASH FLOWS FROM OPERATING ACTIVITY

Net income (loss)                                   ($303,047)   ($270,437)
Adjustments to reconcile net income
(loss) to net cash provided by operating activities:

 Depreciation and amortization                        525,000      525,000

 Net Effect of changes in operating accounts

      Escrow deposits                                 (98,267)      (6,839)
      Prepaid expenses                                (51,707)     (40,386)
      Accrued real estate taxes                       225,747      228,411
      Security deposits                                   (36)         527
      Accounts payable                               (144,879)    (178,547)

              Other assets                             17,206       17,208

Net cash provided by (used for) operating activities  170,017      274,937

CASH FLOWS FROM INVESTING ACTIVITIES

      Repayment of mortgage notes payable            (116,354)    (107,569)
      Distributions to limited partners                     0     (275,000)
      Proceeds from amounts due affiliates               (279)         891

Net cash used for investing activities               (116,633)    (381,678)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   53,384     (106,741)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        214,237      294,437

CASH AND CASH EQUIVALENTS, END OF PERIOD             $267,621     $187,696


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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

At September 30, 2003 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 90.9% for the third quarter of 2003, as compared to 88.3% for the third quarter of 2002.

Revenue from property operations decreased $26,423, or 3.83%, for the third quarter of 2003, as compared to the 2002 third quarter. The decrease in rental income of $25,818 or 3.83% is primarily due to a decrease in rental rates. The decrease in other income of $605 or 3.51% is primarily due to an decrease in Late and other fee collections from the properties. The following table illustrates the components:

                                                        Three Month
                                                  Increase       Percent
                                                 (Decrease)      Change

Rental income                                     (25,818)        3.83%
Other property                                       (605)        3.51%
Net Increase                                      (26,423)        3.83%
(Decrease)

Property operating expenses decreased $19,737 or 2.44%, for the third quarter of 2003, as compared to the same period in 2002. Maintenance & repairs decreased $31,904 or 35.04% due to reduced property exterior construction projects. Insurance increased $8,230 or 34.74% in connection with the annual policy renewal. The increase in general & administrative is due to increased professional fees and banks charges. The following table illustrates the components by category:

                                                  Increase       Percent
                                                 (Decrease)      Change

Salaries & wages                                    2,725         2.84%
Maintenance & repairs                             (31,904)       35.04%
Utilities                                          (2,267)        4.35%
Real estate taxes                                    (666)        0.88%
General administrative                              4,929        19.53%
Contract services                                   3,141        12.09%
Insurance                                           8,230        34.74%
Interest                                           (2,696)        1.34%
Depreciation and amortization                           1         0.00%
Property management fees (a)                       (1,230)        3.56%

Net Increase                                      (19,737)        2.44%
(Decrease)

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

                                                  Increase       Percent
                                                 (Decrease)      Change

Rental income                                     (33,718)        4.77%
Other property                                     (4,930)       22.22%
Net Increase                                      (38,648)        5.30%
(Decrease)

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

                                                  Increase       Percent
                                                 (Decrease)      Change

Salaries & wages                                    9,934        11.53%
Maintenance & repairs                              30,999        51.61%
Utilities                                          (3,569)        6.40%
Real estate taxes                                   4,665         6.55%
General administrative                             (1,748)        6.48%
Contract services                                    (430)        1.63%
Insurance                                           8,600        56.99%
Interest                                           (2,494)        1.22%
Depreciation and amortization                      (5,001)        2.69%
Property management fees (a)                       (1,721)        4.75%

Net Increase                                       39,235         5.11%
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

     As of September 30, 2003, the Partnership had $267,621 in cash and cash equivalents as compared to $214,237 as of December
31, 2002. The net increase in cash of $53,384 is principally due to cash flow from operations.

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

                                   Limited Partnership Agreement,
                                   incorporated by reference to
                                   Registration Statement No.2-81074
                                   effective May 2,1983.


     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable

     25 Power of Attorney, incorporated by reference to Registration Statement No. 2-81074 effective May 2, 1983.

     28                            None
     31.1                          Certification Pursuant to
                                   Rules 13a-14 and 15d-14 Under
                                   the Securities Exchange Act of
                                   1934, as Adopted Pursuant to
                                   Section 302 of the Sarbanes-
                                   Oxley Act of 2002, filed
                                   herewith.

     32.1                          Certification Pursuant to 18
                                   U.S.C. Section 1350, as
                                   Adopted Pursuant to Section
                                   906 of the Sarbanes-Oxley Act
                                   of 2002, filed herewith.

     (B)  Reports on Form 8-K for the quarter ended September 30, 2003.

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






     Date:     October 31, 2003




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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  October 31, 2003
























  Exhibit 32.1

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of American Republic Realty Fund I ("the Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  October 31, 2003