Form 10-K
period 2003-12-31
AMERICAN REPUBLIC REALTY FUND I
filed 2004-03-30
CIK 711512

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington D. C.  20549


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                            Act of 1934
                       Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                       Exchange Act of 1934

            For the Fiscal year ended December 31, 2003
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

                             Yes___  No X.

                Documents Incorporated by Reference

The Definitive Prospectus of American Republic Realty Fund I dated May 2, 1983 filed pursuant to Rule 424(b) is incorporated by reference as is the Supplement to that Prospectus filed pursuant to Rule 424(b) on May 25, 1984.
                              PART I

Item 1.  Business

      The Registrant, American Republic Realty Fund I, (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated December 22, 1982. As of December 31, 2003, the Partnership consisted of an individual general partner, Mr. Robert J. Werra, (the "General Partner") and 698 limited partners owning 11,000 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced May 2, 1983 and ended April 17, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #0-11578) as amended.

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


Item 2.  Properties

     At December 31, 2003 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities.

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


                          Occupancy Rates
                           December 31,
                              Percent



                         1999   2000   2001   2002   2003
Four Winds I & II        94.0%  95.0%  95.2%  89.6%  94.2%
Forestwood               96.9%  94.8%  95.9%  93.2%  84.4%




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


Item 3.  Legal Proceedings

    None.


Item 4.  Submission of Matters to a Vote of Security Holders



     No matters were submitted to a vote of the unit holders of the Partnership during the fourth quarter of 2003.

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

                              PART II

Item 5.   Market for the Partnership's Securities and Related Unit
     Holder Matters


The Partnership's outstanding securities are in the form of Limited Partnership Interests ("Interests"). The distribution period for the sale of the Interests began May 2, 1983,and closed April 17, 1984. As of December 31, 2003 there were approximately 698 limited partners owning 11,000 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

Although a public market for trading Interests has not developed, MP Value Fund 5, LLC acquired 1,444.5 units, approximately 13.1%, of the outstanding Interests of the partnership during, 1999. During 2003 MP Value Fund 5, LLC transferred these units to Branzan Alternative Investment Fund LLLC who now own 1,630 units or 14.8% of the outstanding Interests of the partnership. The registrant knows of no other activity involving the sale or acquisition of Interest.

The General Partner continues to review the Partnership's ability to make distributions on a quarter-by-quarter basis, however, no such distributions have been made and none are anticipated in the immediate future due to the debt service requirements of the Partnership.

An analysis of taxable income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:

YEARS  INCOME    GAIN   LOSS       CASH
                               DISTRIBUTED
 1984    $0       $0    $342        $0
 1985    0        0     $291        0
 1986    0        0     $271        0
 1987    0        0     $279        0
 1988    0       $43    $63         0
 1989    0       $38    $127        0
 1990    0        0     $126        0
 1991    0        0     $122        0
 1992   $121      0      0          0
 1993    $2     $1,071   0          0
 1994   $17       0      0          0
 1995    0    (a) 0      0          0
 1996   $45       0      0          0
 1997    $0       0     $70         0
 1998    $0       0     $48         0
 1999    0        0      39         0
 2000   $46                         0
 2001   $47                        $50
 2002   $29                        $25
 2003   $15                         $0



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



                                     2003    2002    2001    2000    1999

Limited Partner Units Outstanding 11,000 11,000 11,000 11,000 11,000 Statement of Operations
  Total Revenues                   $2,710  $2,760  $2,896  $2,797  $2,752
  Net Income (Loss)                  (337)   (217)    (42)    (65)   (137)
  Limited Partner Net Income       (30.30) (19.54)  (3.45)  (5.33) (12.31)
(Loss) per Unit - Basic
  Cash Distributions to Limited         0      25      50       0       0
Partners per Unit  - Basic


Balance Sheet:
  Real Estate, net                 $4,825  $5,382  $5,943  $6,499  $7,096
  Total Assets                      5,812   6,305   6,941   7,613   7,941
  Mortgages Payable                10,070  10,211  10,341  10,461  10,572
  Notes Payable to Affiliate            0       0       0       0     165
  Partner's Deficit                (4,653) (4,316) (3,824) (3,236) (3,166)



Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 - "Selected Financial Data" and Item 8 - "Financial Statements and Supplemental Information."

Results of Operations: 2003 VERSUS 2002 -

Revenue from Property Operations decreased $50,372 or 1.8% as compared to 2002. This decrease is primarily attributed to a $51,258 decrease in rental revenue, which was principally due to an decrease in occupancy. Interest income decreased $2,722 due to a decrease in available funds for investment during 2003. The increase in other revenues of $3,608 were principally caused by a increase in fees from tenants. The following table illustrates the increases:

                   Increase/
                  (Decrease)

Rental income     $(51,258)
Interest            (2,722)
Fees & Other         3,608
Net Increase      $(50,372)


Property operating expenses for 2003 increased $69,184 or 2.32%. Maintenance and repairs increased $62,427 or 22.93% due primarily to the increased deferred maintenance projects performed. General and administrative expenses increased $50,389 or 10.15% primarily due to increased insurance costs. Interest expense on mortgage payable decreased $10,681 or 1.21% due to normal amortization. Utilities increased $12,218 or 6.03% primarily due to higher gas rates. Administrative service fees are paid to an affiliate of the general partner and represent reimbursements for accounting and bookkeeping costs. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note C to the Financial Statements and Schedule Index contained in Item 8). The following table illustrates the increases or (decreases):

                                         Increase
                                        (Decrease)
General and administrative                50,389
Real estate taxes                        (11,872)
Maintenance and repairs                   62,427
Depreciation and amortization            (29,125)
Property management fee to affiliate      (2,406)
Advertising and marketing                 (1,766)
Interest expense on mortgages payable    (10,6810
Utilities                                  12,218
   Total operating expenses                69,184

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

                                          Increase
                                         (Decrease)
General and administrative                 70,152
Real estate taxes                           9,498
Maintenance and repairs                     7,419
Depreciation and amortization              (4,137)
Property management fee to affiliate       (5,769)
Advertising and marketing                  (6,075)
Interest expense on mortgages payable      (9,873)
Utilities                                 (22,784)
   Total operating expenses                38,431


Liquidity and  Capital Resources

While it is the General Partner's primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal. At this time, there is no plan to dispose of either Property.

As of December 31, 2003, the Partnership had $435,304 in cash and cash equivalents as compared to $214,237 as of December 31, 2002. The increase $221,067 of cash on hand reflects the cash flow from operations. See Note C to the Financial Statements contained in
Item 8 for information regarding related party transactions.

The properties are encumbered by two non-recourse mortgage notes as of December 31, 2003. These mortgages payable have a carrying value of $10,070,686 at December 31, 2003. The mortgage notes were entered into during 1997 to refinance certain mortgage notes.

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

The Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are $152,028 $164,442,$177,870, and 9,576,346 for each of the next three years.

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



                 AMERICAN REPUBLIC REALTY FUND I
                  COMBINED FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                   December 31, 2003 and 2002

                 INDEX TO FINANCIAL STATEMENTS




                                                                      Page

  Independent Auditors' Reports                                          2

  Combined Financial Statements

   Balance Sheets as of December 31, 2003 and 2002                       3

   Statements of Operations for the years ended
    December 31, 2003, 2002 and 2001                                     4

   Statements of Partners' Equity (Deficit) for the years ended
    December 31, 2003, 2002 and 2001                                     5

   Statements of Cash Flows for the years ended
    December 31, 2003, 2002 and 2001                                     6

   Notes to Financial Statements                                         7

    Schedule III - Real Estate and Accumulated Depreciation14


   All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.






                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    American Republic Realty Fund I

We have audited the accompanying combined balance sheets of American Republic Realty Fund I and subsidiary, a Wisconsin limited partnership (the "Partnership") as of December 31, 2003 and 2002, and the related combined statements of operations, partners' equity (deficit), and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of American Republic Realty Fund I as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2003 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




January 14, 2004
Plano, Texas
                AMERICAN REPUBLIC REALTY FUND I
                    COMBINED BALANCE SHEETS
                   December 31, 2003 and 2002


                             ASSETS
                                                         2003          2002

Investments in real estate at cost Land            $1,822,718    $1,822,718
      Buildings, improvements and furniture
       and fixtures                                16,099,903    16,006,007

                                                   17,922,621    17,828,725
    Accumulated  depreciation                     (13,097,432)  (12,446,239)

                                                    4,825,189     5,382,486

Cash and cash equivalents                             435,304       214,237
Escrow deposits                                       427,384       572,601
Deferred financing costs, net of
 accumulated amortization of $149,132
 and $126,188, respectively                            80,300       103,242
Prepaid expenses                                       43,377        32,194

TOTAL ASSETS                                        5,811,554     6,304,760


               LIABILITIES AND PARTNERS' DEFICIT

Mortgages payable                                  10,070,686    10,211,238
Amounts due affiliates                                  2,452         1,725
Accounts payable and accrued expenses                 319,414       333,000
Security deposits                                      71,944        75,028

TOTAL LIABILITIES                                  10,464,496    10,620,991

PARTNERS' DEFICIT                                  (4,652,942)   (4,316,231)

TOTAL LIABILITIES AND PARTNERS' DEFICIT            $5,811,554    $6,304,760




                AMERICAN REPUBLIC REALTY FUND I
               COMBINED STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 2003, 2002 and 2001

                                     2003             2002             2001
INCOME
 Rentals                       $2,635,651       $2,686,909       $2,807,275
 Fees and other                    72,668           69,060           63,095
 Interest                           1,534            4,256           26,443

 Total income                   2,709,853        2,760,225        2,896,813

OPERATING EXPENSES
 Interest expense on
  mortgages payable               798,271          808,952          818,825
 Depreciation and amortization    674,136          703,261          707,398
 General and administrative       546,893          496,504          426,352
 Real estate taxes                295,976          307,848          298,350
 Maintenance and repairs          334,709          272,282          264,863
 Utilities                        215,021          202,803          225,587
 Property management fee to
  affiliate                       135,477          137,883          143,652
 Advertising and marketing         33,673           35,439           41,514
 Administrative service fee
  to general partner               12,408           12,408           12,408

   Total operating expenses     3,046,564        2,977,380        2,938,949

 NET  LOSS                      $(336,711)       $(217,155)        $(42,136)

NET LOSS PER LIMITED
 PARTNERSHIP UNIT - BASIC

 Net loss per unit - basic        $(30.30)         $(19.54)          $(3.45)

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC               11,000           11,000           11,000



                 AMERICAN REPUBLIC REALTY FUND I
        COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 2003, 2002 and 2001


                                     General         Limited
                                     Partner         Partners          Total

 Balance, January 1, 2001             47,512       (3,279,452)    (3,231,940)

 Distributions                          ---          (550,000)      (550,000)

 Net loss                             (4,214)         (37,922)       (42,136)

 Balance, December 31, 2001           43,298       (3,867,374)    (3,824,076)

 Distributions                          ---          (275,000)      (275,000)

 Net loss                             (2,172)        (214,983)      (217,155)

 Balance, December 31, 2002           41,126       (4,357,357)    (4,316,231)

 Net Loss                             (3,367)        (333,344)      (336,711)

 Balance, December 31, 2003         $ 37,759      $(4,690,701)   $(4,652,942)










                AMERICAN REPUBLIC REALTY FUND I
               COMBINED STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 2003, 2002 and 2001

                                           2003          2002           2001

CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net loss                             $(336,711)    $(217,155)      $(42,136)
 Adjustments to reconcile
  net loss to net cash provided
  by operations:
 Depreciation and amortization          674,136       703,261        707,398
 Change in assets and liabilities:
   Prepaid expenses                     (11,183)       (8,155)        (7,204)
  Escrow deposits                       (63,512)       (2,095)        (6,238)
 Accounts payable and accrued
  expenses                              (13,587)       (9,519)        32,248
   Security deposits                     (3,084)       (4,473)         6,056

 Net cash provided by operating
  activities                            246,059       461,864        690,124

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate             (93,896)     (119,424)      (128,652)
 Net proceeds from (payments to)
  reserve for replacement               208,729       (17,514)       (41,553)

 Net cash provided by (used for)
  investing activities                  114,833      (136,938)      (170,205)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages payable         (140,552)     (129,940)      (120,132)
 Distributions                            ---        (275,000)      (550,000)
 Proceeds from (payments on)
  amounts due affiliates                    727          (186)         1,911

 Net  cash used for financing
  activities                           (139,825)     (405,126)      (668,221)

 Net increase (decrease) in cash
  and cash equivalents                  221,067       (80,200)      (148,302)

 Cash and cash equivalents at
  beginning of period                   214,237       294,437        442,739

 Cash and cash equivalents at end
  of period                            $435,304      $214,237       $294,437

 Supplemental disclosure of cash
  flow information:
 Cash paid during the year for
  interest                             $799,193      $809,805       $819,613



                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2003 and 2002

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

     An  aggregate of 20,000 units is authorized, of which 11,000 were  outstanding for each of the three years ended December
     31,  2003.   Under the terms of the offering, no  additional
     units will be offered.

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




                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2003 and 2002

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


     Deferred Financing Costs

     Costs incurred to obtain mortgage financing are being amortized over the life of the mortgage using the straight-line method, which approximates the interest method.

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




                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2003 and 2002

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

     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation or Securities Investor Protection Corporation, where applicable. Management does not believe significant credit risk exists at December 31, 2003.

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





                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2003, December 31, 2002, and December 31, 2001, the Partnership's comprehensive income (loss) was equal to its net income
     (loss) and the Partnership does not have income meeting the definition of other comprehensive income.


     Segment Information

     The Partnership is in one business segment, the real estate investment business, and follows the requirements of FAS
     131, "Disclosures about Segments of an Enterprise and Related Information."

NOTE B - MORTGAGES PAYABLE

     Mortgages payable at December 31, 2003 and 2002, consisted of the following:

                                                       2003             2002
Mortgage  note, original face  value  of
$6,800,000,    payable    in     monthly
installments  of principal and  interest
of  $49,517, bears interest at a rate of
7.92%  and  matures August 1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $5,965,548 is  due.   This
mortgage note is secured by real  estate
assets   with  a  net  book   value   of
approximately $1,632,958                         $6,344,252       $6,432,178


Mortgage  note, original face  value  of
$4,000,000,    payable    in     monthly
installments  of principal and  interest
of  $28,795 bears interest at a rate  of
7.8%  and  matures August  1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $3,500,406  is  due.  This
mortgage note is secured by real  estate
assets   with  a  net  book   value   of
approximately $1,024,933.                         3,726,434        3,779,060

                                                $10,070,686      $10,211,238




                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2003 and 2002

NOTE B - MORTGAGES PAYABLE - CONTINUED

     At December 31, 2003, required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are as follows:

              2004                         152,028
              2005                         164,443
              2006                         177,870
              2007                       9,576,345
              Thereafter                       ---

                                        $10,070,686

NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership 's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements earned by an affiliate of the general partner in 2003, 2002 and 2001:

                                         2003           2002           2001

     Property management fee         $135,477       $137,883       $143,652
     Administrative service fee        12,408         12,408         12,408

NOTE D - ACCUMULATED AMORTIZATION

     At December 31, 2003, amortization expense for deferred financing costs over the next five years is as follows:

              2004                          22,943
              2005                          22,943
              2006                          22,943
              2007                          11,471
              Thereafter                       ---

                                           $80,300


NOTE E - COMMITMENTS

     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lessor of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership, provided that the limited partners have received their original capital plus preferential interest, as defined.




                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2003 and 2002

NOTE F - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2003 would have been as follows:



        Net loss per accompanying financial
     statements                                      $(336,711)

        Add - book basis depreciation using
     straight-line method                              651,193

        Deduct - income tax basis depreciation
     expense using

              ACRS method
                                                      (147,182)



        Excess of revenues over expenses,
     accrual income tax basis                         $167,300


NOTE G - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Management has reviewed the carrying values of its mortgages payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2003 and 2002.

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


AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2003


                                  Initial  Cost
                                  to Partnership
Description        Encumbrances       Land        Building        Total Cost
                                                    and           Subsequent
26 two-story                                    Improvements    to Aquisition
Apartment
concrete block
construction
with stucco
and cedar
exterior and
gabled roofs
located in
Jacksonville,
Florida                (b)          $583,000     $5,686,771       $498,590

37 two-story
apartment
buildings of
concrete block
construction
with brick
veneer, stucco
and wood siding
exterior, and
composition,
shingled roofs
located in
Bedford, Texas         (b)        $1,239,718     $8,679,421     $1,235,121


                           Gross Amounts at Which
                           Carried at Close of Year
                                Buildings
                                  And                            Accumulated
 Description       Land       Improvements       Total           Depreciation
                                                 (c)(d)              (c)
26 two-story
apartment
concrete block
construction
with stucco
and cedar
exterior and
gabled roofs
located in
Jacksonville,
Florida          $583,000      $6,185,361       $6,768,361       $5,043,056

37  two-story
apartment
buildings of
concrete block
construction
with brick
veneer, stucco
and wood siding
exterior, and
composition,
shingled roofs
located in
Bedford,
Texas          $1,239,718     $9,914,542       $11,154,260       $8,054,376

                                                               Life on Which
                           Date of              Date           Depreciation
 Description             Construction         Acquired         Is Computed

26 two-story
apartment
concrete block
construction
with stucco
and cedar
exterior and
gabled roofs           Phase I complete at
located in             date acquired;           9/18/83             (a)
Jacksonville,          Phase II complete at
Florida                date acquired            5/01/84             (a)

37  two-story
apartment
buildings of
concrete block
construction
with brick
veneer, stucco
and wood siding
exterior, and
composition,
shingled roofs
located in
Bedford,
Texas                  Complete at             12/20/83             (a)
                       Date Acquired






See notes to Schedule III.

AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2003


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                        Investments in         Accumulated
                                         Real Estate           Depreciation


    Balance, January 1, 2001              17,580,649            11,081,467
        Acquisitions                         128,652                   ---
        Depreciation expense                     ---               684,455

    Balance, December 31, 2001           $17,709,301           $11,765,922
        Acquisitions                         119,424                   ---
        Depreciation expense                     ---               680,317

    Balance, December 31, 2002           $17,828,725           $12,446,239
        Acquisitions                          93,896                   ---
        Depreciation expense                     ---               651,193

    Balance, December 31, 2003           $17,922,621           $13,097,432


(d)  Aggregate cost for federal income tax purposes is $17,434,774.


    Item 9. Changes in and Disagreements on Accounting and Financial
Disclosure

     On November 6, 1998, an 8-K was filed to disclose the change in auditors. No financial statements were issued in conjunction with this filing. The Registrant has not been involved in any disagreements on accounting and financial disclosure.

    Item 9a.  Controls and Procedures

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

    Robert J. Werra, 65, the General Partner, Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

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

           For the years ended December 31, 2003, 2002, and 2001, property management fees earned totaled $135,477, $137,883, and $143,642, respectively. An additional administration service fee was paid to the General Partner of $12,408, $12,408 and $12,408 for the years ended December 31, 2003, 2002, and 2001, respectively.
          Item 12.  Security Ownership of Certain Beneficial Owners and
     Management

           (a) No one except as listed in item (b) below, owns of record, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.


                                             Amount and Nature
        Title          Name of                of Beneficiary        Percent
      of Class     Beneficial Owner              Ownership        of Interest

    Limited        Branzan Alternative            1,630             14.80%
    Partnership    Investment Fund, LLLC
    Interests


           (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. Persons performing functions similar to those of officers and directors of the Partnership, beneficially own, the following Units of the Partnership as of December 31, 2003.

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















Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Partnserhip for the years 2003 and 2002 by the Partnership's principal accounting firm, Farmer, Fuqua, & Huff, P.C.

     Type of Fees             2003           2002

     Audit Fees             $,8500         $8,500
     Audit related fees        ---            ---
     Tax fees                  ---            ---
     All other fees            ---            ---














                             PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (A)  1.  See accompanying Financial Statements Index

          2.  Additional financial information required to be furnished:

     Schedule III - Real Estate and Accumulate Depreciation.

          3.  Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 2003.

          None

     (C)  Exhibits

          3. Certificate of Limited Partnership, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          4. Limited Partnership Agreement, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          9.   Not Applicable

          10.  Not Applicable

          11.  Not Applicable

          12.  Not Applicable

          13. Reports to security holders, incorporated by reference from Registrant's Quarterly Reports on Form 1O-Q, dated September 30, 2003.

          14.  Code of Ethcis for Senior Financial Officers

          18.  Not Applicable

          19.  Not Applicable

          22.  Not Applicable

          23.  Not Applicable

          24.  Not Applicable

          25. Power of Attorney, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          28.  None

          31.  Certification

          32.  Officers' Section 1350 Certifcation

(d)  Financial Statement Schedules excluded from the annual report
          None


EXHIBIT 14

          Code of Ethics for Senior Financial Officers


     The principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer and controller (all, the partnership's "Senior Financial Officers") hold an important and elevated role in corporate governance, vested with both the responsibility and authority to protect, balance, and preserve the interests of all of the enterprise stakeholders, including shareholders, customers, employees, suppliers, and citizens of the communities in which business is conducted. Senior Financial Officers fulfill this responsibility by prescribing and enforcing the policies and procedures employed in the operation of the enterprise's financial organization and by acting in good faith and in the company's best interests in accordance with the partnerhip's Code of Business Conduct and Ethics.

1    Honest and Ethical Conduct

          Senior Financial Officers will exhibit and promote honest and ethical conduct through the establishment and operation of policies and procedures that:

          Encourage and reward professional integrity in all aspects of the financial organization, by eliminating inhibitions and barriers to responsible behavior, such as coercion, fear of reprisal, or alienation from the financial organization or the enterprise itself.

          Promote the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

          Provide   a  mechanism  for  members  of  the   finance
          organization to inform senior Management of deviations in the practice from policies and procedures governing honest and ethical behavior.

          Respect the confidentiality of information acquired in the course of work, except when authorized or otherwise legally obligated to disclose such information, and restrict the use of confidential information acquired in the course of work for personal advantage.

          Demonstrate  their personal support for  such  policies
          and    procedures   through   periodic    communication
          reinforcing these ethical standards throughout the finance organization.

2    Financial Records and Periodic Reports

          Senior Financial Officers will establish and manage the enterprise transaction and reporting systems and procedures to provide that:

          Business transactions are properly authorized and accurately and timely recorded on the company's books and records in accordance with Generally Accepted Accounting Principles ("GAAP") and established company financial policy.

          No  false or artificial statements or entries  for  any
          purpose  are  made  in  the  partnership's  books   and
          records,     financial    statements    and     related
          communications.

          The  retention  or proper disposal of  company  records
          shall   be  in  accordance  with  established   records
          retention policies and applicable legal and regulatory requirements.

          Periodic financial communications and reports will include full, fair, accurate, timely and understandable disclosure.

3    Compliance with Applicable Laws, Rules and Regulations.

          Senior Financial Officers will establish and maintain mechanisms to:

          Educate members of the finance organization about any federal, state or local statute, regulation or administrative procedure that affects the operation of the finance organization and the enterprise generally.

          Monitor the compliance of the finance organization with
          any   applicable  federal,  state  or  local   statute,
          regulation or administrative rule.

          Identify,  report  and correct in a swift  and  certain
          manner,   any   detected  deviations  from   applicable
          federal, state or local statute or regulation.

4    Reporting of Non-Compliance

     Senior Financial Officers will promptly bring to the attention of the Audit Committee:

          Material information that affects the disclosures made by the company in its public filings.
          Information concerning significant deficiencies in the design or operation of internal controls that could adversely affect the company's ability to record, process, summarize and report financial data.

     Senior Financial Officers will promptly bring to the attention of the General Counsel and to the Audit Committee:

          Fraud,   whether   or  not  material,   that   involves
          management  or  other employees who have a  significant
          role   in   the   partnerhip's   financial   reporting,
          disclosures or internal controls.

          Information concerning a violation of this Code or the company's Code of Business and Ethics Conduct, including any actual or apparent conflicts of interest between personal and professional relationships, involving management or other employees who have a significant role in the partnership's financal reporting, disclosures or internal controls.

          Evidence of a material violation by the company or its employees or agents of applicable laws, rules or regulations.

5    Disciplinary Action

          In the event of violation by Senior Financial Officers of this Code or the company's Code of Business Conduct and Ethics, the Audit Committee of the Board of Directors shall recommend appropriate disciplinary and remedial actions.












                                                       Exhibit 31

                         CERTIFICATION


I, Robert J. Werra, certify that:

     1 . I have reviewed this annual report on Form 10-K of American Republic Realty Fund;

     2 . Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3 . Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4 . The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15e) and have internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

          (a)(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals; and

          (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and
          (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          e) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
     Date;

     (b)5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     Dated: March 30, 2004.
                              /s/ Robert J. Werra
                              ____________________________________


                                                       Exhibit 32

             Officers' Section 1350 Certifications

     The undersigned officer of American Republic Realty Fund, a Wisconsin limited partnership (the "Partnership"), hereby certifies that (i) the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Partnership, at and for the periods indicated.

     Dated: March 30, 2004.

                              /s/ Robert J. Werra
                              ______________________________________