Form 10-Q
period 2004-03-31
AMERICAN REPUBLIC REALTY FUND I
filed 2004-05-13
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For Quarter Ended March 31, 2004   Commission file number 0-11578

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

     Consolidated Balance Sheet as of March 31, 2004 and
     December 31, 2003                                                Page 3

     Consolidated Statements of Operations for the Three
     Months Ended March 31, 2004 and 2003                             Page 4

     Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 2004 and 2003                             Page 5


Item 2.  Results of Operations and Management Discussion and
         Analysis of Financial Condition                              Page 6

     Liquidity and Capital Resources                                  Page 7

     Other Information                                                Page 8

     Signatures                                                       Page 10



The statements, insofar as they relate to the period subsequent to December 31, 2003, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                 AMERICAN REPUBLIC REALTY FUND I
              Condensed Consolidated Balance Sheets

                                           March 31       December 31,
                                             2004            2003
                                          (Unaudited)

ASSETS
        Real Estate assets, at cost

        Land                              $1,822,718       $1,822,718
        Buildings and improvements        16,099,903       16,099,903

                                          17,922,621       17,922,621
        Less: Accumulated depreciation   (13,262,432)     (13,097,432)
        Real Estate, net                   4,660,189        4,825,189

        Cash including cash investments      413,219          435,304
        Escrow deposits                      412,687          427,384
        Prepaid Expenses                      19,456           43,377
        Deferred Financing Fees               74,564           80,300

              TOTAL ASSETS                $5,580,115       $5,811,554



LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
        Mortgage and notes payable       $10,021,330      $10,070,686
        Amounts due affiliates                 4,468            2,452
        Real estate taxes payable             75,249                0
        Security deposits                     69,388           71,944
        Accounts payable & accrued expenses  175,650          319,414

      Total liabilities                   10,346,085       10,464,496

PARTNERS CAPITAL  (DEFICIT)
        Limited Partners                  (4,802,599)      (4,690,701)
        General Partner                       36,629           37,759

Total Partners Capital (Deficit)          (4,765,970)      (4,652,942)


TOTAL LIABILITIES AND PARTNER DEFICIT     $5,580,115       $5,811,554




                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Operations
                           (Unaudited)

                                             Three Months
                                            Ended March 31,
REVENUES                                 2004            2003

Rental income                         622,572         682,658
Other property                         15,297          14,796
Total revenues                        637,869         697,454

EXPENSES
Salaries & wages                       86,234          96,806
Maintenance & repairs                  56,234          39,487
Utilities                              54,204          54,163
Real estate taxes                      75,249          75,249
General administrative                 17,925          22,149
Contract services                      28,703          26,318
Insurance                              31,921          23,691
Interest                              197,798         200,602
Depreciation and amortization         170,736         180,736
Property management fees (a)           31,893          34,859
Total expenses                        750,897         754,060


Net Income                          ($113,028)       ($56,606)

NET INCOME PER UNIT                   $(10.28)         $(5.15)



     See Notes to Condensed Consolidated Financial Statements


                 AMERICAN REPUBLIC REALTY FUND I

         Condensed Consolidated Statement of Cash Flows
    See Notes to Condensed Consolidated Financial Statements Unaudited


                                               Three Months Ended
                                                   March 31,
                                              2004            2003

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                        ($113,028)       ($56,606)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:

    Depreciation and amortization          165,000         175,000

Net Effect of changes in
operating accounts

        Escrow deposits                     14,697          65,838
        Prepaid expenses                    23,921          15,691
        Accrued real estate taxes           75,249          75,249
        Security deposits                   (2,556)            348
        Accounts payable                  (143,764)       (160,290)
        Other assets                         5,736           5,735
Net cash provided by (used for)
operating activities                        25,255         120,965

CASH FLOWS FROM INVESTING ACTIVITIES
     Repayment of mortgage notes payable   (49,356)        (45,630)
     Proceeds from amounts due affiliates    2,016            (897)

Net cash used for investing activivties    (47,340)        (46,527)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                           (22,085)         74,438
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                        435,304         214,237

CASH AND CASH EQUIVALENTS, END OF
PERIOD                                    $413,219        $288,675


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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

At March 31, 2004 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 85.2% for the first quarter of 2004, as compared to 90.5% for the first quarter of 2003.

Revenue from property operations decreased $59,585, or 8.54%, for the first quarter of 2004, as compared to the 2003 first quarter. The decrease in rental income of $60,086 or 8.80% is primarily due to an increase in vacancy. The increase in other income of $501 or 3.39% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                                     Increase     Percent
                                    (Decrease)    Change


Rental income                        (60,086)      8.80%
Other property                           501       3.39%
Net Increase (Decrease)              (59,585)      8.54%


Property operating expenses decreased $3,163 or 0.42%, for the first quarter of 2004, as compared to the same period in 2003. Maintenance & repairs increased $16,747 or 42.41% due to exterior painting of Forestwood.. Insurance increased $8,230 or 34.74% in connection with the annual policy renewal. The decrease in general & administrative is due to decreased advertising. The following table illustrates the components by category:

                                                  Increase
                                                 (Decrease)

Salaries & wages                             (10,572)    10.92%
Maintenance & repairs                         16,747     42.41%
Utilities                                         41      0.08%
Real estate taxes                                  0      0.00%
General administrative                        (4,224)    19.07%
Contract services                              2,385      9.06%
Insurance                                      8,230     34.74%
Interest                                      (2,804)     1.40%
Depreciation and amortization                (10,000)     5.53%
Property management fees (a)                  (2,966)     8.51%
Net Increase (Decrease)                       (3,163)     0.42%

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

     As of March 31, 2004, the Partnership had $413,219 in cash and cash equivalents as compared to $435,304 as of December 31, 2003. The net increase in cash of $22,085 is principally due to cash flow from operations.

     On September 30, 2002 the partnership distributed $25.00 per limited partnership unit to units of record September 30, 2002.
This distribution was made from excess cash on hand from cash flow from operations.

     Each asset of the fund refinanced its debt during July 1997. The fund retired debt with a face value of $6,500,000 and replaced with debt of $10,800,000. The new mortgages in the amounts of $4,000,000, $6,800,000 carry interest rates of 7.8% and 7.92% respectively. The notes come due August, 2007. The Partnerships required principal payments due under the stated terms of the Partnerships mortgage notes payable are $152,028, $164,442 and $177,870 for each of the next three years.

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

     (B)  Reports on Form 8-K for the quarter ended March 31, 2004.

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






     Date:     May 6, 2004




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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  May 6, 2004



                                             Exhibit 32.1

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of American Republic Realty Fund I ("the Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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