Form 10-Q
period 2004-06-30
AMERICAN REPUBLIC REALTY FUND I
filed 2004-09-08
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For Quarter Ended June 30, 2004    Commission file number 0-11578

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

    Consolidated Balance Sheet as of June 30, 2004 and
    December 31, 2003                                                Page 3

    Consolidated Statements of Operations for the Three
    And Six Months Ended June 30, 2004 and 2003                      Page 4

    Consolidated Statements of Cash Flows for the Six
    Ended June 30, 2004 and 2003                                     Page 5


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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                 AMERICAN REPUBLIC REALTY FUND I
              Condensed Consolidated Balance Sheets

                                            June 30,         Decembe 31,
                                              2004              2003
                                           (Unaudited)

     ASSETS
          Real Estate assets, at cost
          Land                              $1,822,718       $1,822,718
          Buildings and Improvements        16,099,903       16,099,903
                                            17,922,621       17,922,621
           Less: Accumulated depreciation  (13,427,432)     (13,097,432)
           Real Estate, net                  4,495,189        4,825,189

          Cash including cash investments      392,607          435,304
          Escrow deposits                      356,512          427,384
          Prepaid Expenses                     127,362           43,377
          Deferred Financing Fees               68,828           80,300

                 TOTAL ASSETS               $5,440,498       $5,811,554


     LIABILITIES AND PARTNERS' EQUITY:

     LIABILTIES
          Mortgage and notes payable        $9,996,164      $10,070,686
          Note Payable to affiliates                 0                0
          Amounts due affiliates                 1,772            2,452
          Real estate taxes payable            150,498                0
          Security deposits                     68,322           71,944
          Accounts payable & accrued expenses  110,544          319,414

          Total liabilities                 10,327,300       10,464,496

     PARTNERS CAPITAL  (DEFICIT)
          Limited Partners                  (4,922,222)      (4,690,701)
          General Partner                       35,420           37,759

     Total Partners Capital (Deficit)       (4,886,802       (4,652,942)


     TOTAL LIABILITIES AND PARTNER DEFICIT  $5,440,498       $5,811,554




                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Operations
                           (Unaudited)

                               Three Months Ended          Six Months Ended
                                  March 31,                     June 30,
 REVENUES                      2004          2003         2004           2003

 Rental income              590,429       645,256    1,213,001      1,327,914
 Other property              16,746        16,717       32,043         31,513
 Total revenues             607,175       661,973    1,245,044      1,359,427

 EXPENSES
 Salaries & wages            74,255        80,677      160,489        177,483
 Maintenance & repairs       38,753        73,424       94,987        112,911
 Utilities                   49,713        54,113      103,917        108,276
 Real estate taxes           75,249        75,249      150,498        150,498
 General administrative      30,984        31,859       48,909         54,008
 Contract services           27,368        28,152       56,071         54,470
 Insurance                   33,444        27,744       65,365         51,435
 Interest                   197,146       199,922      394,944        400,524
 Depreciation and
  amortization              170,736       180,736      341,472        361,472
 Property management fees(a) 30,359        33,096       62,252         67,955

 Total expenses             728,007       784,972    1,478,904      1,539,032




 Net Income               ($120,832)    ($122,999)   ($233,860)     ($179,605)

 NET INCOME PER UNIT        $(10.98)      $(11.18)     $(21.26)       $(16.33)

     See Notes to Condensed Consolidated Financial Statements




                 AMERICAN REPUBLIC REALTY FUND I

         Condensed Consolidated Statement of Cash Flows
    See Notes to Condensed Consolidated Financial Statements
                            Unaudited
                                                        Six Months Ended
                                                            June 30,
                                                     2004              2003

 CASH FLOWS FROM OPERATING ACTIVITY
 Net income (loss)                                  ($233,860)    ($179,605)
 Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
     Depreciation and amortization                    330,000       350,000

     Net Effect of changes in operating accounts
                       Escrow deposits                 70,872        11,366
                       Prepaid expenses               (83,985)      (83,628)
                       Accrued real estate taxes      150,498       150,498
                       Security deposits               (3,622)        1,937
                       Accounts payable              (208,870)     (153,513)
                       Other assets                    11,472        11,471
 Net cash provided by (used for) operating activities  32,505       108,526


     CASH FLOWS FROM INVESTING ACTIVITIES
           Repayment of mortgage notes payable        (74,522)      (80,645)

           Proceeds from amounts due affiliates          (680)       (2,337)

     Net cash used for investing activities           (75,202)      (82,982)

     NET INCREASE (DECREASE) IN CASH AND CASH         (42,697)       25,544
     EQUIVALENTS
     CASH AND CASH EQUIVALENTS, BEGINNING OF          435,304       214,237
     PERIOD

     CASH AND CASH EQUIVALENTS, END OF PERIOD        $392,607      $239,781


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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003

At June 30, 2004 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 83.2% for the second quarter of 2004, as compared to 90.2% for the second quarter of 2003.

Revenue from property operations decreased $54,798, or 8.28%, for the second quarter of 2004, as compared to the 2003-second quarter. The decrease in rental income of $54,827 or 8.50% is primarily due to an increase in vacancy. The increase in other income of $29 or 0.17% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                           Increase     Percent
                          (Decrease)    Change

     Rental income         (54,827)      8.50%
     Other property             29       0.17%
     Net Increase          (54,798)      8.28%
     (Decrease)

Property operating expenses decreased $56,965 or 7.26%, for the second quarter of 2004, as compared to the same period in 2003. Maintenance & repairs decreased $34,671 or 47.22% due to decreased extraordinary maintenance items being preformed. Insurance increased $5,700 or 20.54% in connection with the annual policy renewal. The following table illustrates the components by category:

                                     Increase     Percent
                                    (Decrease)    Change

     Salaries & wages                (6,422)      7.96%
     Maintenance & repairs          (34,671)     47.22%
     Utilities                       (4,400)      8.13%
     Real estate taxes                    0       0.00%
     General administrative            (875)      2.75%
     Contract services                 (784)      2.78%
     Insurance                        5,700      20.54%
     Interest                        (2,776)      1.39%
     Depreciation and amortization  (10,000)      5.53%
     Property management fees (a)    (2,737)      8.27%

     Net Increase (Decrease)        (56,965)      7.26%


 SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

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

                      Increase    Percent
                     (Decrease)   Change

Rental income          (11,651)    1.77%
Other property           1,128     7.24%
Net Increase           (10,523)    1.56%
(Decrease)

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

     As of June 30, 2004, the Partnership had $392,607 in cash and cash equivalents as compared to $435,304 as of December 31, 2003. The net decrease in cash of $42,697 is principally due to cash flow from operations.

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

     (B)  Reports on Form 8-K for the quarter ended June 30, 2004.
     1    None









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






     Date:     July 29, 2004




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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  July 29, 2004








                                             Exhibit 32.1

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of American Republic Realty Fund I ("the Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  July 29. 2004