Form 10-Q
period 2004-09-30
AMERICAN REPUBLIC REALTY FUND I
filed 2004-11-02
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2004    Commission file number 0-11578

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

     Consolidated Balance Sheet as of September 30, 2004 and
     December 31, 2003                                               Page 3

     Consolidated Statements of Operations for the Three
     And Nine Months Ended September 30, 2004 and 2003               Page 4

     Consolidated Statements of Cash Flows for the Nine
     Ended September 30, 2004 and 2003                               Page 5


Item 2.  Results of Operations and Management Discussion and
         Analysis of

     Financial Condition                                             Page 6

     Liquidity and Capital Resources                                 Page 9

     Other Information                                               Page 10

     Signatures                                                      Page 12



The statements, insofar as they relate to the period subsequent to December 31, 2003, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                 AMERICAN REPUBLIC REALTY FUND I

              Condensed Consolidated Balance Sheets
     ASSETS

          Real Estate assets, at cost

          Land                                $1,822,718       $1,822,718
          Buildings and improvements          16,099,903       16,099,903

                                              17,922,621       17,922,621
           Less: Accumulated depreciation    (13,592,432)     (13,097,432)

           Real Estate, net                    4,330,189        4,825,189

          Cash including cash investments        418,566          435,304
          Escrow deposits                        406,791          427,384
          Prepaid Expenses                        92,025           43,377
          Deferred Financing Fees                 63,093           80,300

                 TOTAL ASSETS                 $5,310,664       $5,811,554


     LIABILITIES AND PARTNERS' EQUITY:

     LIABILITIES

          Mortgage and notes payable          $9,957,791      $10,070,686
          Amounts due affiliates                      77            2,452
          Real estate taxes payable              223,047                0
          Security deposits                       67,401           71,944
          Accounts payable & accrued expenses    125,658          319,414


          Total liabilities                   10,373,974       10,464,496

     PARTNERS CAPITAL  (DEFICIT)

          Limited Partners                    (5,096,965)      (4,690,701)
          General Partner                         33,655           37,759

     Total Partners Capital (Deficit)         (5,063,310)      (4,652,942)


     TOTAL LIABILITIES AND PARTNER DEFICIT    $5,310,664       $5,811,554




                 AMERICAN REPUBLIC REALTY FUND I

         Condensed Consolidated Statement of Operations
                           (Unaudited)


                                Three Months Ended         Nine Months Ended
                                  September  30,             September 30,
 REVENUES                       2004          2003         2004         2003

 Rental income                 593,423    647,493    1,806,424    1,975,407
 Other property                 24,092     16,648       56,135       48,161
 Total revenues                617,515    664,141    1,862,559    2,023,568

 EXPENSES

 Salaries & wages               96,724     98,811      257,213      276,294
 Maintenance & repairs          72,463     59,158      167,450      172,069
 Utilities                      57,549     49,903      161,466      158,179
 Real estate taxes              72,549     75,249      223,047      225,747
 General administrative         34,813     30,167       83,722       84,175
 Contract services              26,412     29,119       82,483       83,589
 Insurance                      35,338     31,921      100,703       83,356
 Interest                      196,564    199,227      591,508      599,751
 Depreciation and amortization 170,735    180,736      512,207      542,208
 Property management fees (a)   30,876     33,292       93,128      101,247
 Total expenses                794,023    787,583    2,272,927    2,326,615



     Net Income              ($176,508  ($123,442)   ($410,368)   ($303,047)

     NET INCOME PER UNIT       $(16.05)   $(11.22)     $(37.31)     $(27.55)

     See Notes to Condensed Consolidated Financial Statements

                 AMERICAN REPUBLIC REALTY FUND I

         Condensed Consolidated Statement of Cash Flows
    See Notes to Condensed Consolidated Financial Statements
                            Unaudited
                                                         Nine Months Ended
                                                           September 30,
                                                        2004           2003

CASH FLOWS FROM OPERATING ACTIVITY
 Net income (loss)                                   ($410,368)     ($303,047)

 Adjustments to reconcile net income (loss) to net cash provided by operating activities:

 Depreciation and amortization                         495,000        525,000

 Net Effect of changes in operating accounts

                     Escrow deposits                    20,593        (98,267)
                     Prepaid expenses                  (48,648)       (51,707)
                     Accrued real estate taxes         223,047        225,747
                     Security deposits                  (4,543)           (36)
                     Accounts payable                 (193,756)      (144,879)
                     Other assets                       17,207         17,206

 Net cash provided by (used for) operating activities   98,532        170,017

 CASH FLOWS FROM INVESTING ACTIVITIES

           Repayment of mortgage notes payable        (112,895)      (116,354)

           Proceeds from amounts due affiliates         (2,375)          (279)

     Net cash used for investing activities           (115,270)      (116,633)

     NET INCREASE (DECREASE) IN CASH AND CASH          (16,738)        53,384
     EQUIVALENTS
     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    435,304        214,237

     CASH AND CASH EQUIVALENTS, END OF PERIOD         $418,566       $267,621

Basis of Presentation:

            The accompanying unaudited condensed consolidated financial statements have been prepared by American Republic Realty Fund I (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2004.

Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003

At September 30, 2004 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 84.3% for the third quarter of 2004, as compared to 90.9% for the third quarter of 2003.

Revenue from property operations decreased $46,626, or 7.02%, for the third quarter of 2004, as compared to the 2003-third quarter. The decrease in rental income of $54,070 or 8.35% is primarily due to an increase in vacancy. The increase in other income of $7,444 or 44.71% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                         Increase     Percent
                        (Decrease)    Change

     Rental income       (54,070)      8.35%
     Other property        7,444      44.71%

     Net Increase        (46,626)      7.02%
     (Decrease)

Property operating expenses increased $6,440 or 0.82%, for the third quarter of 2004, as compared to the same period in 2003. Maintenance & repairs increased $13,305 or 22.49% due to exterior painting being performed. Utilities increased $7,646 or 15.32% due to higher gas prices. General and administrative increased $4,646 or 15.40% due to real estate tax appeal costs. Insurance increased $3,417 or 10.70% in connection with the annual policy renewal. The following table illustrates the components by category:

                                      Increase     Percent
                                     (Decrease)    Change

     Salaries & wages                 (2,087)       2.11%
     Maintenance & repairs            13,305       22.49%
     Utilities                         7,646       15.32%
     Real estate taxes                (2,700)       3.59%
     General administrative            4,646       15.40%
     Contract services                (2,707)       9.30%
     Insurance                         3,417       10.70%
     Interest                         (2,663)       1.34%
     Depreciation and amortization   (10,001)       5.53%
     Property management fees (a)     (2,416)       7.26%

     Net Increase                      6,440        0.82%
     (Decrease)

NINE MONTHS ENDED SEPTEMBER 2004 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 2003

Revenue from property operations decreased $161,009, or 7.96%, for the nine months ended September 2004, as compared to the nine months ended September 2003. The decrease in rental income of $168,983 or 8.55% is primarily due to an increase in vacancy. The increase in other income of $7,974 or 16.56% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                               Increase       Percent
                              (Decrease)      Change

     Rental income             (168,983)       8.55%
     Other property               7,974       16.56%
     Net Increase              (161,009)       7.96%
     (Decrease)

Property operating expenses decreased $53,688 or 2.31%, for the nine months ended September 2004, as compared to the same period in 2003. Insurance increased $17,347 or 20.81% in connection with the annual policy renewal. Salaries and wages decreased $19,081 or 6.91% due to lower worker compensation expense. The following table illustrates the components by category:

                                         Increase
                                        (Decrease)

     Salaries & wages               (19,081)     6.91%
     Maintenance & repairs           (4,619)     2.68%
     Utilities                        3,287      2.08%
     Real estate taxes               (2,700)     1.20%
     General administrative            (453)     0.54%
     Contract services               (1,106)     1.32%
     Insurance                       17,347     20.81%
     Interest                        (8,243)     1.37%
     Depreciation and amortization  (30,001)     5.53%
     Property management fees (a)    (8,119)     8.02%

     Net Increase                   (53,688)     2.31%
     (Decrease)

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
(Decrease)

NINE MONTHS ENDED SEPTEMBER 2003 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 2002

Revenue from property operations decreased $31,491, or 1.53%, for the nine months ended September 2003, as compared to the same period in 2002. The decrease in rental income of $29,037 or 1.45% is primarily due to a decrease in rental rates. The decrease in other income of $2,454 or 4.85% is primarily due to an decrease in Late and other fee collections from the properties. The following table illustrates the components:

                              Increase   Percent
                             (Decrease)  Change

Rental income                 (29,037)    1.45%
Other property                 (2,454)    4.85%
Net Increase (Decrease)       (31,491)    1.53%

Property operating expenses increased $1,119 or 0.05%, for the nine months ended September 2003, as compared to the same period in 2002. Maintenance & repairs decreased $34,039 or 16.52% due to reduced property exterior construction projects. Insurance increased $20,979 or 33.63% in connection with the annual policy renewal. Salaries and wages increased $15,788 or 6.06% due to an increase in workers compensation insurance. The following table illustrates the components by category:

                                           Increase
                                          (Decrease)

Salaries & wages                       15,788     6.06%
Maintenance & repairs                 (34,039)   16.52%
Utilities                               4,458     2.90%
Real estate taxes                      (2,664)    1.17%
General administrative                  1,908     2.32%
Contract services                       3,999     5.02%
Insurance                              20,979    33.63%
Interest                               (7,931)    1.31%
Depreciation and amortization               1     0.00%
Property management fees (a)           (1,380)    1.34%

Net Increase (Decrease)                 1,119     0.05%


 LIQUIDITY AND CAPITAL RESOURCES

      While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

     As of September 30, 2004, the Partnership had $418,566 in cash and cash equivalents as compared to $435,304 as of December
31, 2003. The net decrease in cash of $16,738 is principally due to cash flow from operations.

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

Item 3 - Quantitative and Qualitative Disclosure about Market
Risk

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

Item 4 - Controls and Procedures

     Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, our Acting Principal Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange
Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.



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

     (B)  Reports on Form 8-K for the quarter ended September 30, 2004.

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  October 30, 2004
























                                             Exhibit 32.1

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of American Republic Realty Fund I ("the Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  October 30, 2004