Form 10-K
period 2004-12-31
AMERICAN REPUBLIC REALTY FUND I
filed 2005-03-31
CIK 711512

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington D. C.  20549


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                            Act of 1934
                       Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                       Exchange Act of 1934

            For the Fiscal year ended December 31, 2004
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


Item 2.  Properties

     At December 31, 2004 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities.

  Name and Location

Forestwood Apartments  General Description of the Property
                       A  fee  simple interest in a 263-unit
                       apartment   community   located    in
                       Bedford,  Texas,  purchased  in  1983
                       containing   244,407   net   rentable
                       square   feet  on  approximately   14
                       acres of land.

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


                          Occupancy Rates
                           December 31,
                              Percent



                       1999   2000   2001   2002   2003   2004
Four Winds I & II     94.0%  95.0%  95.2%  89.6%  94.2%  81.8%
Forestwood            96.9%  94.8%  95.9%  93.2%  84.4%  90.9%




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


Item 3.  Legal Proceedings

         None.


Item 4.  Submission of Matters to a Vote of Security Holders



     No matters were submitted to a vote of the unit holders of the Partnership during the fourth quarter of 2004.

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

                              PART II

Item 5.   Market for the Partnership's Securities and Related Unit
          Holder Matters


The Partnership's outstanding securities are in the form of Limited Partnership Interests ("Interests"). The distribution period for the sale of the Interests began May 2, 1983,and closed April 17, 1984. As of December 31, 2004 there were approximately 659 limited partners owning 11,000 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

Although a public market for trading Interests has not developed, MP Value Fund 5, LLC acquired 1,444.5 units, approximately 13.1%, of the outstanding Interests of the partnership during, 1999. During 2003 MP Value Fund 5, LLC transferred these units to Branzan Alternative Investment Fund LLLC. On October 25, 2004 these units were transferred to Everest Management who now own 2,762 units or 25.1% of the outstanding Interests of the partnership. During 2002 and 2003 Equity Resources acquired 617.5 units or 5.6% of the fund. The registrant knows of no other activity involving the sale or acquisition of Interest.

The General Partner continues to review the Partnership's ability to make distributions on a quarter-by-quarter basis, however, no such distributions have been made and none are anticipated in the immediate future due to the debt service requirements of the Partnership.

An analysis of taxable income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:

YEARS  INCOME    GAIN    LOSS       CASH
                               DISTRIBUTED
 1984    $0       $0     $342        $0
 1985     0        0     $291         0
 1986     0        0     $271         0
 1987     0        0     $279         0
 1988     0      $43      $63         0
 1989     0      $38     $127         0
 1990     0        0     $126         0
 1991     0        0     $122         0
 1992  $121        0        0         0
 1993    $2   $1,071        0         0
 1994   $17        0        0         0
 1995     0  (a)   0        0         0
 1996   $45        0        0         0
 1997    $0        0      $70         0
 1998    $0        0      $48         0
 1999     0        0       39         0
 2000   $46                           0
 2001   $47                         $50
 2002   $29                         $25
 2003   $15                          $0
 2004    $1                          $0



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



                                     2004    2003    2002    2001    2000

Limited Partner Units Outstanding  11,000  11,000  11,000  11,000  11,000

Statement of Operations
  Total Revenues                   $2,490  $2,710  $2,760  $2,896  $2,797
  Net Income (Loss)                  (485)   (337)   (217)    (42)    (65)
  Limited Partner Net Income       (43.73) (30.30) (19.54)  (3.45)  (5.33)
(Loss) per Unit - Basic
  Cash Distributions to Limited         0       0      25      50       0
Partners per Unit  - Basic


Balance Sheet:
  Real Estate, net                 $4,248  $4,825  $5,382  $5,943  $6,499
  Total Assets                      5,160   5,812   6,305   6,941   7,613
  Mortgages Payable                 9,919  10,071  10,211  10,341  10,461
  Partner's Deficit                (5,139) (4,653) (4,316) (3,824) (3,231)



Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 - "Selected Financial Data" and Item 8 - "Financial Statements and Supplemental Information."

Results of Operations: 2004 VERSUS 2003 -

Revenue from Property Operations decreased $219,185 or 8.2% as compared to 2003. This decrease is primarily attributed to a $217,205 decrease in rental revenue, which was principally due to an decrease in occupancy. Interest income decreased $882 due to a decrease in available funds for investment during 2004. The decrease in other revenues of $1,098 were principally caused by a decrease in fees from tenants. The following table illustrates the increases:

                   Increase/
                  (Decrease)

Rental income     $(217,205)
Interest               (882)
Fees & Other         (1,098)
Net Decrease      $(219,185)


Property operating expenses for 2004 decreased $69,976 or 2.30%. General and administrative expenses increased $18,912 or 3.46% primarily due to increased insurance costs. Maintenance and repairs decreased $46,087 or 13.77% due primarily to the decreased deferred maintenance projects performed. Interest expense on mortgage payable decreased $11,551 or 1.45% due to normal amortization. Utilities increased $7,177 or 3.34% primarily due to higher gas rates. Administrative service fees are paid to an affiliate of the general partner and represent reimbursements for accounting and bookkeeping costs. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note C to the Financial Statements and Schedule Index contained in Item 8). The following table illustrates the increases or (decreases):

                                             Increase
                                            (Decrease)

General and administrative                    18,912
Real estate taxes                            (19,475)
Maintenance and repairs                      (46,087)
Depreciation and amortization                 (9,178)
Property management fee to affiliate         (10,957)
Advertising and marketing                      1,183
Interest expense on mortgages payable        (11,551)
Utilities                                      7,177
   Total operating expenses                  (69,976)


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


                   Increase/
                  (Decrease)

Rental income     $(51,258)
Interest            (2,722)
Fees & Other         3,608
Net Decrease      $(50,372)



Property operating expenses for 2003 increased $69,184 or 2.32%. Maintenance and repairs increased $62,427 or 22.93% due primarily to the increased deferred maintenance projects performed. General and administrative expenses increased $50,389 or 10.15% primarily due to increased insurance costs. Interest expense on mortgage payable decreased $10,681 or 1.32% due to normal amortization. Utilities increased $12,218 or 6.03% primarily due to higher gas rates. Administrative service fees are paid to an affiliate of the general partner and represent reimbursements for accounting and bookkeeping costs. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note C to the Financial Statements and Schedule Index contained in Item 8). The following table illustrates the increases or (decreases):

                                         Increase
                                        (Decrease)

General and administrative                50,389
Real estate taxes                        (11,872)
Maintenance and repairs                   62,427
Depreciation and amortization            (29,125)
Property management fee to affiliate      (2,406)
Advertising and marketing                 (1,766)
Interest expense on mortgages payable    (10,681)
Utilities                                 12,218
   Total operating expenses               69,184



Liquidity and  Capital Resources

While it is the General Partner's primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal. At this time, there is no plan to dispose of either Property.

As of December 31, 2004, the Partnership had $353,871 in cash and cash equivalents as compared to $435,304 as of December 31, 2003. The decrease $81,433 of cash on hand reflects the cash flow from operations. See Note C to the Financial Statements contained in
Item 8 for information regarding related party transactions.

The properties are encumbered by two non-recourse mortgage notes as of December 31, 2004. These mortgages payable have a carrying value of $9,918,658 at December 31, 2004. The mortgage notes were entered into during 1997 to refinance certain mortgage notes.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding any balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund balloon mortgage payments will be proceeds from the sale, financing or refinancing of the Properties.

The Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are $164,442, $177,870, and 9,576,346 for each of the next three years.

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













                 AMERICAN REPUBLIC REALTY FUND I
                  COMBINED FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                   December 31, 2004 and 2003

                 INDEX TO FINANCIAL STATEMENTS


                                                                Page

  Report of Independent Registered Public Accounting Firm         2

      Combined Financial Statements

    Balance Sheets as of December 31, 2004 and 2003               3

    Statements of Operations for the years ended
      December 31, 2004, 2003 and 2002                            4

    Statements of Partners' Equity (Deficit) for the years
      ended December 31, 2004, 2003 and 2002                      5

    Statements of Cash Flows for the years ended
      December 31, 2004, 2003 and 2002                            6

    Notes to Financial Statements                                 7

    Schedule III - Real Estate and Accumulated Depreciation      14


   All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.






    Report of Independent Registered Public Accounting Firm


To the General Partner and Limited Partners of
    American Republic Realty Fund I

We have audited the accompanying combined balance sheets of American Republic Realty Fund I and subsidiary, a Wisconsin limited partnership (the "Partnership") as of December 31, 2004 and 2003, and the related combined statements of operations, partners' equity (deficit), and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the public company accounting oversight board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of American Republic Realty Fund I as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2004 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




January 17, 2005
Plano, Texas
                AMERICAN REPUBLIC REALTY FUND I
                    COMBINED BALANCE SHEETS
                          December 31,


                             ASSETS
                                                  2004            2003

Investments in real estate at cost
      Land                                  $1,822,718      $1,822,718
      Buildings, improvements and
         furniture and fixtures             16,164,861      16,099,903

                                            17,987,579      17,922,621

    Accumulated  depreciation              (13,739,447)    (13,097,432)

                                             4,248,132       4,825,189

Cash and cash equivalents                      353,871         435,304
Escrow deposits                                452,842         427,384
Deferred financing costs, net of
  accumulated amortization of
  $172,075 and $149,132, respectively           57,357          80,300
Prepaid expenses                                48,020          43,377

TOTAL ASSETS                                 5,160,222       5,811,554



               LIABILITIES AND PARTNERS' DEFICIT


Mortgages payable                            9,918,658      10,070,686
Amounts   due   affiliates                       1,256           2,452
Accounts payable and accrued expenses          312,974         319,414
Security       deposits                         66,196          71,944

TOTAL LIABILITIES                           10,299,084      10,464,496

PARTNERS' DEFICIT                           (5,138,862)     (4,652,942)

TOTAL LIABILITIES AND PARTNERS' DEFICIT     $5,160,222      $5,811,554





                AMERICAN REPUBLIC REALTY FUND I
               COMBINED STATEMENTS OF OPERATIONS
                For the Years Ended December 31,

                                              2004        2003        2002
INCOME
 Rentals                                $2,418,446  $2,635,651  $2,686,909
 Fees and other                             71,570      72,668      69,060
 Interest                                      652       1,534       4,256

 Total income                            2,490,668   2,709,853   2,760,225

OPERATING EXPENSES
 Interest expense on mortgages payable     786,720     798,271     808,952
 Depreciation and amortization             664,958     674,136     703,261
 General and administrative                565,805     546,893     496,504
 Real estate taxes                         276,501     295,976     307,848
 Maintenance and repairs                   288,622     334,709     272,282
 Utilities                                 222,198     215,021     202,803
 Property  management  fee to affiliate    124,520     135,477     137,883
 Advertising and marketing                  34,856      33,673      35,439
 Administrative service fee to general
   partner                                  12,408      12,408      12,408

   Total operating expenses              2,976,588   3,046,564   2,977,380

 NET  LOSS                               $(485,920)  $(336,711)  $(217,155)

NET LOSS PER LIMITED PARTNERSHIP
 UNIT - BASIC

 Net loss per unit - basic                 $(43.73)    $(30.30)    $(19.54)

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                        11,000      11,000      11,000




                 AMERICAN REPUBLIC REALTY FUND I
        COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 2004, 2003 and 2002


                                      General         Limited
                                      Partner         Partners        Total

 Balance, January 1, 2002              43,298       (3,867,374)  (3,824,076)

 Distributions                           ---          (275,000)    (275,000)

 Net loss                              (2,172)        (214,983)    (217,155)

 Balance, December 31, 2002            41,126       (4,357,357)  (4,316,231)

 Net loss                              (3,367)        (333,344)    (336,711)

 Balance,  December 31, 2003          $37,759      $(4,690,701) $(4,652,942)

 Net loss                              (4,859)        (481,061)    (485,920)

 Balance,  December 31, 2004          $32,900      $(5,171,762) $(5,138,862)











                AMERICAN REPUBLIC REALTY FUND I
               COMBINED STATEMENTS OF CASH FLOWS
               For the Years Ended December 31,

                                              2004         2003         2002

CASH FLOWS FROM OPERATING ACTIVITIES
 Net  loss                               $(485,920)   $(336,711)   $(217,155)
 Adjustments to reconcile net loss to
   net cash provided by operations:
 Depreciation and amortization             664,958      674,136      703,261
 Change in assets and liabilities:
  Prepaid expenses                          (4,643)     (11,183)      (8,155)
  Escrow deposits                          (55,144)     (63,512)      (2,095)
 Accounts  payable  and accrued expenses    (6,440)     (13,587)      (9,519)
  Security deposits                         (5,748)      (3,084)      (4,473)

 Net cash provided by operating
   activities                              107,063      246,059      461,864

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate                (64,958)     (93,896)    (119,424)
 Net proceeds from (payments to) reserve
   for replacement                          29,686      208,729      (17,514)

 Net  cash  provided by (used for)
   investing activities                    (35,272)     114,833     (136,938)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments    on   mortgages   payable     (152,028)    (140,552)    (129,940)
 Distributions                               ---          ---       (275,000)
 Proceeds from (payments on)
  amounts due affiliates                    (1,196)         727         (186)

 Net cash used for financing activities   (153,224)    (139,825)    (405,126)

 Net increase (decrease) in cash and
   cash equivalents                        (81,433)     221,067      (80,200)

 Cash and cash equivalents at beginning
   of period                               435,304      214,237      294,437

 Cash and cash equivalents at end of
   period                                 $353,871     $435,304     $214,237

 Supplemental disclosure of cash flow
   information:
 Cash paid during the year for interest   $787,717     $799,193     $809,805



                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2004 and 2003

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

     An  aggregate of 20,000 units is authorized, of which 11,000 were  outstanding for each of the three years ended December
     31,  2004.   Under the terms of the offering, no  additional
     units will be offered.

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



                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2004 and 2003

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



                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2004 and 2003

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

     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation or Securities Investor Protection Corporation, where applicable. Management does not believe significant credit risk exists at December 31, 2004.

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





                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2004, December 31, 2003, and December 31, 2002, the Partnership's comprehensive income (loss) was equal to its net income
     (loss) and the Partnership does not have income meeting the definition of other comprehensive income.


     Segment Information

     The Partnership is in one business segment, the real estate investment business, and follows the requirements of FAS
     131, "Disclosures about Segments of an Enterprise and Related Information."

NOTE B - MORTGAGES PAYABLE

     Mortgages payable at December 31, 2004 and 2003, consisted of the following:

                                                    2004           2003
Mortgage  note, original face  value  of
$6,800,000,    payable    in     monthly
installments  of principal and  interest
of  $49,517, bears interest at a rate of
7.92%  and  matures August 1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $5,965,548 is  due.   This
mortgage note is secured by real  estate
assets   with  a  net  book   value   of      $6,249,105     $6,344,252
approximately $1,300,811.

Mortgage  note, original face  value  of
$4,000,000,    payable    in     monthly
installments  of principal and  interest
of  $28,795 bears interest at a rate  of
7.8%  and  matures August  1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $3,500,406  is  due.  This
mortgage note is secured by real  estate
assets   with  a  net  book   value   of
approximately $815,333.                        3,669,553      3,726,434

                                              $9,918,658    $10,070,686





                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2004 and 2003

NOTE B - MORTGAGES PAYABLE - CONTINUED

     At December 31, 2004, required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are as follows:

              2005                         164,443
              2006                         177,870
              2007                       9,576,345
              2008                             ---
              2009                             ---
              Thereafter                       ---

                                        $9,918,658

NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership 's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements earned by an affiliate of the general partner in 2004, 2003 and 2002:

                                           2004       2003       2002

     Property management fee           $124,520   $135,477   $137,883
     Administrative service fee          12,408     12,408     12,408

NOTE D - ACCUMULATED AMORTIZATION

     At December 31, 2004, amortization expense for deferred financing costs over the next five years is as follows:

              2005                          22,943
              2006                          22,943
              2007                          11,471
              2008                             ---
              2009                             ---
              Thereafter                       ---

                                           $57,357




                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2004 and 2003


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

NOTE F - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2004 would have been as follows:



        Net loss per accompanying financial statements    $(485,920)

        Add - book basis depreciation using
     straight-line method                                   642,015

        Deduct - income tax basis depreciation
     expense using

              ACRS method                                  (125,692)



        Excess of revenues over expenses,
          accrual income tax basis                          $30,403


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

     Management has reviewed the carrying values of its mortgages payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2004 and 2003.







                 AMERICAN REPUBLIC REALTY FUND I
             NOTES TO COMBINED FINANCIAL STATEMENTS
                   December 31, 2004 and 2003


NOTE G - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                   (CONTINUED)

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


NOTE H - COMMITMENTS AND CONTINGENCIES

          The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or involve such amounts that unfavorable disposition would not have a material effect on the Company's consolidated financial position.



AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2004


                             Initial  Cost
                             to Partnership

Description           Encumberances    Land       Building       Total Cost
                                                    And        Subsequent to
                                                Improvements    Acquisition
26 two-story
apartment buildings
of concrete block
construction with
stucco and cedar
exterior and gabled
roofs located in
Jacksonville, Florida      (b)      $583,000     $5,686,771       $523,872


37 two-story
apartment buildings
of concrete block
construction with
brick veneer, stucco
and wood siding
exterior, and
composition ,
shingled roofs
located in Bedford,
Texas                      (b)     1,239,718      8,679,421      1,274,797

                                  $1,822,718    $14,366,192     $1,798,669



                               Gross Amounts at Which
                               Carried at Close of Year

                                     Buildings
                                        And                      Accumulated
Description              Land       Improvements        Total    Depreciation
                                                        (c)(d)       (c)

26 two-story
apartment buildings
of concrete block
construction with
stucco and cedar
exterior and gabled
roofs located in
Jacksonville, Florida   $583,000     $6,210,643     $6,793,643    $5,291,226


37 two-story
apartment buildings
of concrete block
construction with
brick veneer, stucco
and wood siding
exterior, and
composition ,
shingled roofs
located in Bedford,
Texas                  1,239,719      9,954,218     11,193,936     8,448,221

                      $1,822,718    $16,164,861    $17,987,579   $13,739,447


                                                               Life on Which
                              Date of            Date          Depreciation
Description                Construction        Acquired        Is Computed

26 two-story
apartment buildings
of concrete block
construction with
stucco and cedar         Phase I complete
exterior and gabled      at date acquired;      9/12/83              (a)
roofs located in         Phase II complete
Jacksonville, Florida    at date acquired       5/01/84              (a)


37 two-story
apartment buildings
of concrete block
construction with
brick veneer, stucco
and wood siding
exterior, and
composition ,
shingled roofs
located in Bedford,      Complete at
Texas                    Date Acquired         12/20/83              (a)




See notes to Schedule III.




AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2004


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                        Investments in    Accumulated
                                         Real Estate      Depreciation

    Balance, January 1, 2002             $17,709,301      $11,765,922
        Acquisitions                         119,424           ---
        Depreciation expense                   ---            680,317

    Balance, December 31, 2002           $17,828,725      $12,446,239
        Acquisitions                          93,896           ---
        Depreciation expense                   ---            651,193

    Balance, December 31, 2003           $17,922,621      $13,097,432
         Acquisitions                         64,958           ---
         Depreciation expense                  ---            642,015

    Balance, December 31, 2004            17,987,579       13,739,447


(d) Aggregate  cost  for  federal  income  tax  purposes  is  $17,467,252.

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

           For the years ended December 31, 2004, 2003, and 2002, property management fees earned totaled $124,520; $135,477, and $137,883, respectively. An additional administration service fee was paid to the General Partner of $12,408, $12,408 and $12,408 for the years ended December 31, 2004, 2003, and 2002, respectively.
          Item 12.  Security Ownership of Certain Beneficial Owners and
     Management

           (a) No one except as listed in item (b) below, owns of record, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.


                             Amount and Nature

    Title                Name of            of Beneficial      Percent
  of Class           Beneficial Owner         Ownership      of Interest

  Limited           Everest Management          2,762           25.1%
  Partnership
  Interests
                    Equity Resources            617.5            5.6%

           (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. Persons performing functions similar to those of officers and directors of the Partnership, beneficially own, the following Units of the Partnership as of December 31, 2003.

                                  Amount and Nature

        Title                 Name of           of Beneficial      Percent
      of Class           Beneficial Owner         Ownership      of Interest

    Limited              Robert J. Werra             591            5.37%
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















Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Partnserhip for the years 2004 and 2003 by the Partnership's principal accounting firm, Farmer, Fuqua, & Huff, P.C.

     Type of Fees                2004           2003

     Audit Fees               $11,500         $8,500
     Audit related fees          ---            ---
     Tax fees                    ---            ---
     All other fees              ---            ---



                             PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

     (A)  1.  See accompanying Financial Statements Index

          2.  Additional financial information required to be furnished:

     Schedule III - Real Estate and Accumulate Depreciation.

          3.  Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 2004.

          None

     (C)  Exhibits

          3. Certificate of Limited Partnership, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          4. Limited Partnership Agreement, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          9.   Not Applicable

          10.  Not Applicable

          11.  Not Applicable

          12.  Not Applicable

          13. Reports to security holders, incorporated by reference from Registrant's Quarterly Reports on Form 1O-Q, dated September 30, 2004.

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

     Dated: March 30, 2005.
                              /s/ Robert J. Werra
                              ____________________________________


                                                       Exhibit 32

             Officers' Section 1350 Certifications

     The undersigned officer of American Republic Realty Fund, a Wisconsin limited partnership (the "Partnership"), hereby certifies that (i) the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of the Partnership, at and for the periods indicated.

     Dated: March 30, 2005.

                              /s/ Robert J. Werra
                              ______________________________________