Form 10-K/A
period 2004-12-31
AMERICAN REPUBLIC REALTY FUND I
filed 2005-04-28
CIK 711512

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


/s/ Farmer, Fuqua and Huff
January 17, 2005
Plano, Texas



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

NOTE I - QUARTERLY DATA (UNAUDITED)


        The table below reflects the partnership's selected quarterly information for the years ended December 31, 2004 and 2003.


                                       Year ended December 31, 2004

                                  First     Second      Third      Fourth
                                 Quarter    Quarter    Quarter     Quarter

    Revenue                     $637,869   $607,175   $617,515    $628,109
    Operating Expenses           750,897    728,007    794,023     703,661
    Net Loss                    (113,028)  (120,832)  (176,508)    (75,552)
    Loss allocable to limited
     partnership unit           (113,028)  (120,832)  (176,508)    (75,552)
    Loss per limited unit -
     basic and diluted            (10.28)    (10.98)    (16.05)      (6.42)



                                       Year ended December 31, 2003

                                  First     Second      Third      Fourth
                                 Quarter    Quarter    Quarter     Quarter

    Revenue                     $697,454   $661,973   $664,141    $686,285
    Operating Expenses           754,060    784,972    787,583     719,949
    Net Loss                     (56,606)  (122,999)  (123,442)    (33,664)
    Loss allocable to limited
     partnership unit            (56,606)  (122,999)  (123,442)    (33,664)
    Loss per limited unit -
     basic and diluted             (5.15)    (11.18)    (11.22)      (2.75)






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


/s/ Robert J. Werra
    March 21, 2005


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