Form 10-Q
period 2005-03-31
AMERICAN REPUBLIC REALTY FUND I
filed 2005-08-03
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2005   Commission file number 0-11578


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

    Consolidated Balance Sheet as of March 31, 2005 and
     December 31, 2004                                             Page 3

    Consolidated Statements of Operations for the Three
     Months Ended March 31, 2005 and 2004                          Page 4

    Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 2005 and 2004                          Page 5


Item 2.  Results of Operations and Management Discussion and
         Analysis of Financial Condition                           Page 6

     Liquidity and Capital Resources                               Page 9

     Other Information                                             Page 10

     Signatures                                                    Page 12



The statements, insofar as they relate to the period subsequent to December 31, 2004, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                 AMERICAN REPUBLIC REALTY FUND I
              Condensed Consolidated Balance Sheets

                                            March 31       December 31,
                                              2005           2004
                                           (Unaudited)

     ASSETS

          Real Estate assets, at cost

          Land                             $1,822,718       $1,822,718
          Buildings and improvements       16,164,861       16,164,861

                                           17,987,579       17,987,579

           Less: Accumulated depreciation (13,904,447)     (13,739,447)
           Real Estate, net                 4,083,132        4,248,132

          Cash including cash investments     338,680          353,871
          Escrow deposits                     393,115          452,842
          Prepaid Expenses                     20,683           48,020
          Deferred Financing Fees              51,621           57,357

                 TOTAL ASSETS              $4,887,231       $5,160,222



     LIABILITIES AND PARTNERS' EQUITY:

     LIABILITIES

          Mortgage and notes payable       $9,878,750       $9,918,658
          Amounts due affiliates                3,294            1,256
          Real estate taxes payable            67,149                0
          Security deposits                    65,918           66,196
          Accounts payable & accrued
           expenses                           117,343          312,974

          Total liabilities                10,132,454       10,299,084

     PARTNERS CAPITAL  (DEFICIT)

          Limited Partners                 (5,277,059)      (5,171,762)
          General Partner                      31,836           32,900

     Total Partners Capital (Deficit)      (5,245,223)      (5,138,862)


     TOTAL LIABILITIES AND                 $4,887,231       $5,160,222
     PARTNER DEFICIT




                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Operations
                           (Unaudited)

                                             Three Months Ended
                                                 March 31,
     REVENUES                                2005          2004

     Rental income                        605,598       622,572
     Other property                        16,108        15,297
     Total revenues                       621,706       637,869

     EXPENSES

     Salaries & wages                      85,921        86,234
     Maintenance & repairs                 34,413        56,234
     Utilities                             61,186        54,204
     Real estate taxes                     67,149        75,249
     General administrative                19,315        17,925
     Contract services                     27,897        28,703
     Insurance                             35,338        31,921
     Interest                             195,027       197,798
     Depreciation and amortization        170,736       170,736
     Property management fees (a)          31,085        31,893

     Total expenses                       728,067       750,897




     Net Income                         ($106,361)    ($113,028)


     NET INCOME PER UNIT                   $(9.57)      $(10.17)

     Partnership units outstanding         11,000        11,000

     See Notes to Condensed Consolidated Financial Statements




                 AMERICAN REPUBLIC REALTY FUND I

         Condensed Consolidated Statement of Cash Flows
    See Notes to Condensed Consolidated Financial Statements
                            Unaudited
                                                       Three Months Ended
                                                            March 31,
                                                       2005          2004

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                 ($106,361)    ($113,028)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

    Depreciation and amortization                   170,736       170,736

    Net Effect of changes in operating accounts

                      Escrow deposits                59,727        14,697
                      Prepaid expenses               27,337        23,921
                      Accrued real estate taxes      67,149        75,249
                      Security deposits                (278)       (2,556)
                      Accounts payable             (195,631)     (143,764)
                      Other assets                    5,736         5,736

Net cash provided by (used for) operating
 activities                                          22,679        25,255

CASH FLOWS FROM INVESTING ACTIVITIES


CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of mortgage notes payable          (39,908)      (49,356)
      Distributions to limited partners                   0             0
      Proceeds from amounts due affiliates            2,038         2,016

Net cash used for financing activities             (37,870)      (47,340)

NET INCREASE (DECREASE) IN CASH AND CASH           (15,191)      (22,085)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      353,871       435,304

CASH AND CASH EQUIVALENTS, END OF PERIOD           $338,680      $413,219

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

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2005.

Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004

At March 31, 2005 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 86.9% for the first quarter of 2005, as compared to 85.2% for the first quarter of 2004.

Revenue from property operations decreased $16,163, or 2.53%, for the first quarter of 2005, as compared to the 2004-first quarter. The decrease in rental income of $16,974 or 2.73% is primarily due to a decrease in rental rates. The increase in other income of $811 or 5.3% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                                Increase    Percent
                               (Decrease)   Change

Rental income                   (16,974)     2.73%
Other property                      811      5.30%
Net Increase (Decrease)         (16,163)     2.53%


Property operating expenses decreased $22,830 or 3.04%, for the first quarter of 2005, as compared to the same period in 2004.
Maintenance & repairs decreased $21,821 or 38.8% due to prior year exterior painting being performed. Utilities increased $6,982 or 12.88% due to higher gas prices. Real estate taxes decreased $8,100 or 10.76% due to successful property assessment appeals. General and administrative increased $1,390 or 7.75% due to increased advertising. Insurance increased $3,417 or 10.70% in connection with the annual policy renewal. The following table illustrates the components by category:

                                     Increase
                                    (Decrease)

Salaries & wages                   (313)     0.36%
Maintenance & repairs           (21,821)    38.80%
Utilities                         6,982     12.88%
Real estate taxes                (8,100)    10.76%
General administrative            1,390      7.75%
Contract services                  (806)     2.81%
Insurance                         3,417     10.70%
Interest                         (2,771)     1.40%
Depreciation and amortization         0      0.00%
Property management fees (a)       (808)     2.53%
Net Increase (Decrease)         (22,830)     3.04%



LIQUIDITY AND CAPITAL RESOURCES

      While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

     As of March 31, 2005, the Partnership had $338,680 in cash and cash equivalents as compared to $353,871 as of December 31, 2004. The net decrease in cash of $15,191 is principally due to cash used for financing activities.

     Each asset of the fund refinanced its debt during July 1997. The fund retired debt with a face value of $6,500,000 and replaced with debt of $10,800,000. The new mortgages in the amounts of $4,000,000, $6,800,000 carry interest rates of 7.8% and 7.92% respectively. The notes come due August 2007. The Partnerships required principal payments due under the stated terms of the Partnerships mortgage notes payable are $164,442, $177,870, and $9,576,345 for each of the next three years.

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

     (B)  Reports on Form 8-K for the quarter ended March 31, 2005.

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

     Date:     May 5, 2005




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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  May 5, 2005













                                             Exhibit 32.1

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of American Republic Realty Fund I ("the Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  May 5, 2005