Form 10-Q
period 2005-06-30
AMERICAN REPUBLIC REALTY FUND I
filed 2005-08-05
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For Quarter Ended June 30, 2005    Commission file number 0-11578

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

                    Yes:  Y        No:

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                    Yes:        No:         N
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
     Act).
                    Yes:        No:         N


               REGISTRANT IS A LIMITED PARTNERSHIP








                        TABLE OF CONTENTS



Part I

Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:

    Consolidated Balance Sheet as of June 30, 2005 and
    December 31, 2004                                               Page 3

    Consolidated Statements of Operations for the Three and Six
    Months Ended June 30, 2005 and 2004                             Page 4

    Consolidated Statements of Cash Flows for the Three and Six
    Months Ended June 30, 2005 and 2004                             Page 5


Item 2.  Results of Operations and Management Discussion and
         Analysis of Financial Condition                            Page 6

Item 3.  Quantitative and Qualitative Disclosures about Market
         RiskLiquidity and Capital Resources                        Page 7

Item 4.  Controls and Procedures   Other Information
                                                                    Page 8

Part II

     Other Information                                              Page 9

Signatures                                                          Page 10



The statements, insofar as they relate to the period subsequent to December 31, 2004, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                 AMERICAN REPUBLIC REALTY FUND I
              Condensed Consolidated Balance Sheets


                                               June 30         December 31,
                                                 2005              2004
                                             (Unaudited)

     ASSETS

          Real Estate assets, at cost
          Land                               $1,822,718        $1,822,718
          Buildings and improvements         16,164,861        16,164,861
                                             17,987,579        17,987,579
             Less: Accumulated depreciation (14,069,447)      (13,739,447)
           Real Estate, net                   3,918,132         4,248,132

          Cash including cash investements      303,615           353,871
          Escrow deposits                       392,658           452,842
          Prepaid Expenses                      109,817            48,020
          Deferred Financing Fees                45,885            57,357

                 TOTAL ASSETS                $4,770,107        $5,160,222


     LIABILITIES AND PARTNERS'
     EQUITY:

     LIABILITIES

          Mortgage and notes payable         $9,838,050        $9,918,658
          Amounts due affiliates                   (317)            1,256
          Real estate taxes payable             140,711                 0
          Security deposits                      67,380            66,196
          Accounts payable & accrued expenses   127,683           312,974

          Total liabilities                  10,173,507        10,299,084

     PARTNERS CAPITAL  (DEFICIT)

          Limited Partners                   (5,433,654)       (5,171,762)
          General Partner                        30,254            32,900

     Total Partners Capital                  (5,403,400)       (5,138,862)
     (Deficit)


     TOTAL LIABILITIES AND PARTNER DEFICIT   $4,770,107        $5,160,222





                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Operations
                           (Unaudited)


                                Three Months Ended        Six Months Ended
                                    March 31,                  June 30,
     REVENUES                   2005          2004        2005        2004

     Rental income              612,175    590,429   1,217,773   1,213,001
     Other property              20,502     16,746      36,610      32,043
     Total revenues             632,677    607,175   1,254,383   1,245,044

     EXPENSES
     Salaries & wages            82,185     74,255     168,106     160,489
     Maintenance & repairs       88,899     38,753     123,312      94,987
     Utilities                   59,112     49,713     120,298     103,917
     Real estate taxes           67,149     75,249     134,298     150,498
     General administrative      35,126     30,984      54,441      48,909
     Contract services           30,379     27,368      58,276      56,071
     Insurance                   31,438     33,444      66,776      65,365
     Interest                   194,238    197,146     389,265     394,944
     Depreciation and
       amortization             170,736    170,736     341,472     341,472
     Property management
       fees (a)                  31,592     30,359      62,677      62,252

     Total expenses             790,854    728,007   1,518,921   1,478,904





     Net Income               ($158,177) ($120,832)  ($264,538)  ($233,860)


     NET INCOME PER UNIT        $(14.24)   $(10.87)    $(23.81)    $(21.26)



     See Notes to Condensed Consolidated Financial Statements

                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Cash Flows
    See Notes to Condensed Consolidated Financial Statements
                            Unaudited
                                                         Six Months Ended
                                                             June 30,
                                                       2005          2004

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                 ($264,538)    ($233,860)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

    Depreciation and amortization                   341,472       341,472

    Net Effect of changes in operating accounts
                      Escrow deposits                60,184        70,872
                      Prepaid expenses              (61,797)      (83,985)
                      Accrued real estate taxes     140,711       150,498
                      Security deposits               1,184        (3,622)
                      Accounts payable             (185,291)     (208,870)

Net cash provided by (used for) operating            31,925        32,505
activities

CASH FLOWS FROM INVESTING ACTIVITIES

    Net cash used by investing activities                 0             0

CASH FLOWS FROM FINANCING ACTIVITIES

      Repayment of mortgage notes payable           (80,608)      (74,522)
      Proceeds from amounts due affiliates           (1,573)         (680)

Net cash used for financing activities              (82,181)      (75,202)

NET INCREASE (DECREASE) IN CASH AND CASH            (50,256)      (42,697)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      353,871       435,304

CASH AND CASH EQUIVALENTS, END OF PERIOD           $303,615      $392,607

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

At June 30, 2005 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 89.4% for the second quarter of 2005, as compared to 83.2% for the second quarter of 2004.

FIRST SIX MONTHS 2005 COMPARED TO FIRST SIX MONTHS 2004

Revenue from property operations increased $9,339, or 0.75%, for the first six months of 2005, as compared to the 2004-first six months. The increase in rental income of $4,772 or 0.39% is primarily due to a increase in occupancy. The increase in other income of $4,567 or 14.25% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                                Increase     Percent
                               (Decrease)    Change


Rental income                     4,772       0.39%
Other property                    4,567      14.25%
Net Increase (Decrease)           9,339       0.75%



Property operating expenses increased $40,017 or 2.71%, for the first six months of 2005, as compared to the same period in 2004. Maintenance & repairs increased $28,325 or 29.82% due to exterior painting. Utilities increased $16,381 or 15.76% due to higher gas prices. Real estate taxes decreased $16,200 or 10.76% due to successful property assessment appeals. General and administrative increased $5,532 or 11.31% due to increased advertising and auditing expenses. The following table illustrates the components by category:

                                     (Decrease)

Salaries & wages                  7,617      4.75%
Maintenance & repairs            28,325     29.82%
Utilities                        16,381     15.76%
Real estate taxes               (16,200)    10.76%
General administrative            5,532     11.31%
Contract services                 2,205      3.93%
Insurance                         1,411      2.16%
Interest                         (5,679)     1.44%
Property management fees (a)        425      0.68%
Net Increase (Decrease)          40,017      2.71%

SECOND QUARTER 2005 COMPARED TO SECOND QUARTER 2004

Revenue from property operations increased $25,502, or 4.20%, for the second quarter of 2005, as compared to the 2004-second quarter. The increase in rental income of $21,746 or 3.68% is primarily due to a increase in occupancy. The increase in other income of $3,756 or 22.435.3% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                          Increase     Percent
                         (Decrease)    Change

Rental income              21,746       3.68%
Other property              3,756      22.43%
Net Increase (Decrease)    25,502       4.20%

Property operating expenses increased $62,847 or 8.63%, for the second quarter of 2005, as compared to the same period in 2004. Maintenance & repairs increased $50,146 or 129.4 due to exterior painting. Utilities increased $9,399 or 18.91% due to higher gas prices. Real estate taxes decreased $8,100 or 10.76% due to successful property assessment appeals. General and administrative increased $4,142 or 13.37% primarily due to increased auditing expense. Contract service increased $3,011 or 11.0% due to increased pest control and rubbish expense. The following table illustrates the components by category:

                                      Increase     Percent
                                     (Decrease)    Change

Salaries & wages                       7,930       10.68%
Maintenance & repairs                 50,146      129.40%
Utilities                              9,399       18.91%
Real estate taxes                     (8,100)      10.76%
General administrative                 4,142       13.37%
Contract services                      3,011       11.00%
Insurance                             (2,006)       6.00%
Interest                              (2,908)       1.48%
Depreciation and amortization              0        0.00%
Property management fees (a)           1,233        4.06%

Net Increase (Decrease)               62,847        8.63%

 LIQUIDITY AND CAPITAL RESOURCES

      While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

     As of June 30, 2005, the Partnership had $303,615 in cash and cash equivalents as compared to $353,871 as of December 31, 2004. The net decrease in cash of $50,256 is principally due to cash used for financing activities.

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



Part II.       Other Information

Item 1.             Legal Proceedings
                     None

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

     (B)  Reports on Form 8-K for the quarter ended June 30, 2005.
     None




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

     Date:     July 26, 2005




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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  July 26, 2005
























                                             Exhibit 32.1

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of American Republic Realty Fund I ("the Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  July 26, 2005