Form 10-Q
period 2005-09-30
AMERICAN REPUBLIC REALTY FUND I
filed 2005-11-14
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For Quarter Ended September 30, 2005 Commission file number 0-11578

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

    Consolidated Balance Sheet as of September 30, 2005 and
    December 31, 2004                                              Page 3

    Consolidated Statements of Operations for the Three and Nine
    Months Ended September 30, 2005 and 2004                       Page 4

    Consolidated Statements of Cash Flows for the Three and Nine
    Months Ended September 30, 2005 and 2004                       Page 5


Item 2. Results of Operations and Management Discussion and
        Analysis of Financial Condition                            Page 6

Item 3. Quantitative and Qualitative Disclosures about Market
        Risk Liquidity and Capital Resources                       Page 8

Item 4. Controls and Procedures Other Information                  Page 8/9


Part II  Other Information                                         Page 9

Signatures                                                         Page 10



The statements, insofar as they relate to the period subsequent to December 31, 2004, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1. Financial Statements


                 AMERICAN REPUBLIC REALTY FUND I
              Condensed Consolidated Balance Sheets


                                       September 30,      December 31,
                                           2005              2004
                                       (Unaudited)

     ASSETS

      Real Estate assets, at cost

      Land                              $1,822,718       $1,822,718
      Buildings and improvements        16,258,276       16,164,861

                                        18,080,994       17,987,579

      Less: Accumulated depreciation   (14,234,447)     (13,739,447)

           Real Estate, net              3,846,547        4,248,132

      Cash including cash investments      189,473          353,871
      Escrow deposits                      534,235          452,842
      Prepaid Expenses                      79,674           48,020
      Deferred Financing Fees               40,149           57,357

                 TOTAL ASSETS           $4,690,078       $5,160,222



     LIABILITIES AND PARTNERS' EQUITY:

     LIABILITIES

      Mortgage and notes payable        $9,796,544       $9,918,658
      Amounts due affiliates                 3,029            1,256
      Real estate taxes payable            209,727                0
      Security deposits                     68,879           66,196
      Accounts payable & accrued expenses  138,542          312,974

          Total liabilities             10,216,721       10,299,084

     PARTNERS CAPITAL  (DEFICIT)

      Limited Partners                  (5,555,664)      (5,171,762)
      General Partner                       29,021           32,900

     Total Partners Capital (Deficit)   (5,526,643)      (5,138,862)



     TOTAL LIABILITIES AND
     PARTNER DEFICIT                    $4,690,078       $5,160,222





                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Operations
                           (Unaudited)

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
     REVENUES                       2005        2004       2005       2004

     Rental income                  631,776   593,423  1,849,549  1,806,424
     Other property                  23,989    24,092     60,599     56,135
     Total revenues                 655,765   617,515  1,910,148  1,862,559

     EXPENSES
     Salaries & wages                92,627    96,724    260,733    257,213
     Maintenance & repairs           67,191    72,463    190,503    167,450
     Utilities                       56,432    57,549    176,730    161,466
     Real estate taxes               69,016    72,549    203,314    223,047
     General administrative          31,929    34,813     86,370     83,722
     Contract services               29,747    26,412     88,023     82,483
     Insurance                       35,143    35,338    101,919    100,703
     Interest                       193,430   196,564    582,695    591,508
     Depreciation and amortization  170,735   170,735    512,207    512,207
     Property management fees (a)    32,758    30,876     95,435     93,128

     Total expenses                 779,008   794,023  2,297,929  2,272,927





     Net Income                   ($123,243)($176,508) ($387,781) ($410,368)


     NET INCOME PER UNIT            $(11.09)  $(15.89)   $(34.90)   $(36.93)



     See Notes to Condensed Consolidated Financial Statements




                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Cash Flows
    See Notes to Condensed Consolidated Financial Statements
                            Unaudited
                                                       Nine Months Ended
                                                         September 30,
                                                      2005           2004

CASH FLOWS FROM OPERATING ACTIVITY

Net income (loss)                                ($387,781)     ($410,368)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

    Depreciation and amortization                  512,208        512,207

    Net Effect of changes in operating accounts

                      Escrow deposits              (81,393)        20,593
                      Prepaid expenses             (31,654)       (48,648)
                      Accrued real estate taxes    209,727        223,047
                      Security deposits              2,683         (4,543)
                      Accounts payable            (174,432)      (193,756)

Net cash provided by (used for) operating
activities                                          49,358         98,532


CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Real Estate                          (93,415)             0
    Net cash used by investing activities          (93,415)             0

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of mortgage notes payable         (122,114)      (112,895)
      Distributions to limited partners                  0              0
      Proceeds from amounts due affiliates           1,773         (2,375)

Net cash used for financing activities            (120,341)      (115,270)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                       (164,398)       (16,738)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     353,871        435,304

CASH AND CASH EQUIVALENTS, END OF PERIOD          $189,473       $418,566

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

At September 30, 2005 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 89.9% for the third quarter of 2005, as compared to 84.2% for the third quarter of 2004.

FIRST NINE MONTHS 2005 COMPARED TO FIRST NINE MONTHS 2004

Revenue from property operations increased $47,589, or 2.56%, for the first nine months of 2005, as compared to the 2004-first nine months. The increase in rental income of $43,125 or 2.39% is primarily due to a increase in occupancy. The increase in other income of $4,464 or 7.95% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                                Increase    Percent
                               (Decrease)   Change


Rental income                    43,125      2.39%
Other property                    4,464      7.95%
Net Increase (Decrease)          47,589      2.56%

Property operating expenses increased $25,002 or 1.10%, for the first nine months of 2005, as compared to the same period in
2004.  Maintenance & repairs increased $23,053 or 13.77%  due  to exterior painting. Utilities increased $15,264 or 9.45% due to higher gas prices. Real estate taxes decreased $19,733 or 8.85% due to successful property assessment appeals. The following table illustrates the components by category:

                                     Increase
                                    (Decrease)

Salaries & wages                  3,520      1.37%
Maintenance & repairs            23,053     13.77%
Utilities                        15,264      9.45%
Real estate taxes               (19,733)     8.85%
General administrative            2,648      3.16%
Contract services                 5,540      6.72%
Insurance                         1,216      1.21%
Interest                         (8,813)     1.49%
Depreciation and amortization         0      0.00%
Property management fees (a)      2,307      2.48%
Net Increase (Decrease)          25,002      1.10%

THIRD QUARTER 2005 COMPARED TO THIRD QUARTER 2004

Revenue from property operations increased $38,353, or 6.19%, for the third quarter of 2005, as compared to the 2004-third quarter. The increase in rental income of $38,353 or 6.46% is primarily due to a increase in occupancy. The decrease in other income of $103 or 0.43% is primarily due to an decrease in Late and other fee collections from the properties. The following table illustrates the components:

                                  Increase    Percent
                                 (Decrease)   Change

Rental income                      38,353      6.46%
Other property                       (103)     0.43%
Net Increase (Decrease)            38,250      6.19%

Property operating expenses decreased $15,015 or 1.89%, for the third quarter of 2005, as compared to the same period in 2004. Contract service increased $3,335 or 12.63% due to increased pest control and rubbish expense. Real estate taxes decreased $3,533 or 4.87% due to successful property assessment appeals. General and administrative increased $2,884 or 8.28% primarily due to decreased legal expenses. The following table illustrates the components by category:

                                  Increase    Percent
                                 (Decrease)   Change

Salaries & wages                  (4,097)      4.24%
Maintenance & repairs             (5,272)      7.28%
Utilities                         (1,117)      1.94%
Real estate taxes                 (3,533)      4.87%
General administrative            (2,884)      8.28%
Contract services                  3,335      12.63%
Insurance                           (195)      0.55%
Interest                          (3,134)      1.59%
Depreciation and amortization          0       0.00%
Property management fees (a)       1,882       6.10%

Net Increase (Decrease)          (15,015)      1.89%


 LIQUIDITY AND CAPITAL RESOURCES

      While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

     As of September 30, 2005, the Partnership had $189,473 in cash and cash equivalents as compared to $353,871 as of December
31, 2004. The net decrease in cash of $164,398 is principally due to cash used for operating activities.

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


     Date:     November 2, 2005




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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  November 2, 2005
























                                             Exhibit 32.1

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of American Republic Realty Fund I ("the Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  November 2, 2005