Form 10-K
period 2005-12-31
AMERICAN REPUBLIC REALTY FUND I
filed 2006-04-04
CIK 711512

SECURITIES AND EXCHANGE COMMISSION
                      Washington D. C.  20549


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                            Act of 1934
                       Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                       Exchange Act of 1934

            For the Fiscal year ended December 31, 2005
                  Commission file number 0-11578

                  AMERICAN REPUBLIC REALTY FUND I
      (Exact name of registrant as specified in its charter)

       Wisconsin                                      39-1421936
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                   Identification Number)

 2800 N Dallas Pkwy #100, Plano, Texas                  75093-5994
Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including area code     (972) 836-8000

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

Item 1.  Business

      The Registrant, American Republic Realty Fund I, (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated December 22, 1982. As of December 31, 2005, the Partnership consisted of an individual general partner, Mr. Robert J. Werra, (the "General Partner") and 625 limited partners owning 11,000 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced May 2, 1983 and ended April 17, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #0-11578) as amended.

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


Item 2.  Properties

     At December 31, 2005 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities.

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


                          Occupancy Rates
                           December 31,
                              Percent



                      2001   2002   2003   2004   2005
Four Winds I & II     95.2%  89.6%  94.2%  81.8%  95.5%
Forestwood            95.9%  93.2%  84.4%  90.9%  84.8%




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


Item 3.  Legal Proceedings

         None.


Item 4.  Submission of Matters to a Vote of Security Holders



     No matters were submitted to a vote of the unit holders of the Partnership during the fourth quarter of 2005.

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

                              PART II

Item 5.   Market for the Partnership's Securities and Related Unit
     Holder Matters


The Partnership's outstanding securities are in the form of Limited Partnership Interests ("Interests"). The distribution period for the sale of the Interests began May 2, 1983, and closed April 17, 1984. As of December 31, 2005 there were approximately 625 limited partners owning 11,000 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

Although a public market for trading Interests has not developed, MP Value Fund 5, LLC acquired 1,444.5 units, approximately 13.1%, of the outstanding Interests of the partnership during, 1999. During 2003 MP Value Fund 5, LLC transferred these units to Branzan Alternative Investment Fund LLLC. On October 25, 2004 these units were transferred to Everest Management. As of December 31, 2005 Everest Management owns 3,318.5 units or 30.2% of the outstanding interests of the partnership. During 2002 and 2003 Equity Resources acquired 617.5 units or 5.6% of the fund. The registrant knows of no other activity involving the sale or acquisition of Interests.

The General Partner continues to review the Partnership's ability to make distributions on a quarter-by-quarter basis, however, no such distributions have been made and none are anticipated in the immediate future due to the debt service requirements of the Partnership.

An analysis of taxable income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:
YEARS     INCOME    GAIN   LOSS       CASH
                                  DISTRIBUTED
 1984       $0       $0    $342        $0
 1985        0        0    $291         0
 1986        0        0    $271         0
 1987        0        0    $279         0
 1988        0       $43    $63         0
 1989        0       $38   $127         0
 1990        0        0    $126         0
 1991        0        0    $122         0
 1992     $121        0       0         0
 1993       $2   $1,071       0         0
 1994      $17        0       0         0
 1995        0  (a)   0       0         0
 1996      $45        0       0         0
 1997       $0        0     $70         0
 1998       $0        0     $48         0
 1999        0        0      39         0
 2000      $46                          0
 2001      $47                        $50
 2002      $29                        $25
 2003      $15                         $0
 2004       $1                         $0
 2005      $12                         $0

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



                                        2005    2004    2003    2002    2001
Limited Partner Units Outstanding     11,000  11,000  11,000  11,000  11,000

Statement of Operations
  Total Revenues                      $2,556  $2,490  $2,708  $2,760  $2,896
  Net Income (Loss)                     (435)   (485)   (337)   (217)    (42)
Limited Partner Net Income
    Loss per Unit-Basic               (39.16 )(43.73) (30.30) (19.54)  (3.45)
  Cash Distributions to Limited
    Partners per Unit  - Basic             0       0       0      25      50


Balance Sheet:
  Real Estate, net                    $3,773  $4,248  $4,825  $5,382  $5,943
  Total Assets                         4,570   5,160   5,812   6,305   6,941
  Mortgages Payable                    9,754   9,919  10,071  10,211  10,341
  Partner's Deficit                   (5,574) (5,139) (4,653) (4,316) (3,824)



Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 - "Selected Financial Data" and Item 8 - "Financial Statements and Supplemental Information."

Results of Operations: 2005 VERSUS 2004 -

Revenue  from  Property Operations increased  $66,379  or  2.7%  as
compared  to  2004.   This increase is primarily  attributed  to  a
$57,100 increase in rental revenue, which was principally due to an increase in rental rates. The increase in other revenue of $9,279 was principally caused by an increase in fees from tenants. The following table illustrates the increases:

                  Increase

Rental income     $57,100
Fees & Other        9,279
Net Increase      $66,379

Property operating expenses for 2005 increased $30,359 or 1.4%. Utilities increased $26,770 or 12.05% primarily due to higher gas
rates.   Real estate taxes increased $13,965 or 5.05% due to higher assessed valuations. General and administrative expenses decreased $30,335 or 5.36% primarily due to decreased insurance costs. Maintenance and repairs increased $13,762 or 4.8% due primarily to deferred maintenance projects performed. Administrative service fees are paid to an affiliate of the general partner and represent
reimbursements  for  accounting and  bookkeeping  costs.   Property
management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note C to the Financial Statements and Schedule Index contained in Item 8). The following table illustrates the increases or (decreases):

                                         Increase
                                        (Decrease)

Utilities                                 26,770
Real estate taxes                         13,965
Property management fee to affiliate        3342
Depreciation and amortizatio               4,777
General and administrative               (30,335)
Advertising and marketing                 (1,922)
Maintenance and repairs                   13,762

 Net Increase                 30,359

Results of Operations: 2004 VERSUS 2003 -

Revenue from Property Operations decreased $218,303 or 8.3% as compared to 2003. This decrease is primarily attributed to a $217,205 decrease in rental revenue, which was principally due to a decrease in occupancy. The decrease in other revenues of $1,098 was principally caused by a decrease in fees from tenants. The following table illustrates the decreases:

                   (Decrease)

Rental income     $(217,205)
Fees & Other         (1,098)
Net Decrease      $(218,303)


Property operating expenses for 2004 decreased $58,425 or 2.6%. General and administrative expenses increased $18,912 or 3.46% primarily due to increased insurance costs. Maintenance and repairs decreased $46,087 or 13.77% due primarily to the decrease in deferred maintenance projects. Utilities increased $7,177 or 3.34% primarily due to higher gas rates. Administrative service fees are paid to an affiliate of the general partner and represent reimbursements for accounting and bookkeeping costs. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note C to the Financial Statements and Schedule Index contained in Item 8). The following table illustrates the increases or (decreases):

                                         Increase
                                        (Decrease)

General and administrative                18,912
Real estate taxes                        (19,475)
Maintenance and repairs                  (46,087)
Depreciation and amortization             (9,178)
Property management fee to affiliate     (10,957)
Advertising and marketing                  1,183
Utilities                                  7,177

   Net Decrease                    (58,425)

Liquidity and  Capital Resources

While it is the General Partner's primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal. At this time, there is no plan to dispose of either Property.

As of December 31, 2005, the Partnership had $178,644 in cash and cash equivalents as compared to $353,871 as of December 31, 2004. The decrease of $175,227 cash on hand reflects the cash flow from operations. See Note C to the Financial Statements contained in
Item 8 for information regarding related party transactions.

The properties are encumbered by two non-recourse mortgage notes as of December 31, 2005. These mortgages payable have a carrying value of $9,754,216 at December 31, 2005. The mortgage notes were entered into during 1997 to refinance certain mortgage notes.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding any balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund balloon mortgage payments will be proceeds from the sale, financing or refinancing of the Properties.

The Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are $177,870, and 9,576,346 for each of the next two years.

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








                 AMERICAN REPUBLIC REALTY FUND I
                CONSOLIDATED FINANCIAL STATEMENTS
   AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                   December 31, 2005 and 2004

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                     Page

  Report of Independent Registered Public Accounting Firm               2

  Consolidated Financial Statements

    Consolidated Balance Sheets as of December 31, 2005 and 2004        3

    Consolidated Statements of Operations for the years ended
      December 31, 2005, 2004 and 2003                                  4

    Consolidated Statements of Partners' Equity (Deficit) for
      the years ended December 31, 2005, 2004 and 2003                  5

    Consolidated Statements of Cash Flows for the years ended
      December 31, 2005, 2004 and 2003                                  6

    Notes to Consolidated Financial Statements                          7

    Schedule III - Real Estate and Accumulated Depreciation15


   All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the consolidated financial statements or notes thereto.




    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the General Partner and Limited Partners of
    American Republic Realty Fund I

We have audited the accompanying consolidated balance sheets of American Republic Realty Fund I and subsidiary, a Wisconsin limited partnership (the "Partnership") as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Republic Realty Fund I as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.
Schedule III for the year ended December 31, 2005 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




January 17, 2005
Plano, Texas




                AMERICAN REPUBLIC REALTY FUND I
                  CONSOLIDATED BALANCE SHEETS
                          December 31,


                             ASSETS
                                                         2005         2004

Investments in real estate at cost
      Land                                         $1,822,718   $1,822,718
      Buildings, improvements and furniture
        and fixtures                               16,337,299   16,164,861

                                                   18,160,017   17,987,579
    Accumulated  depreciation                     (14,386,239) (13,739,447)

                                                    3,773,778    4,248,132

Cash and cash equivalents                             178,644      353,871
Escrow deposits
                                                      541,874      452,842
Deferred financing costs, net of
  accumulated amortization of
  $195,018 and $172,075, respectively                  34,413       57,357
Prepaid expenses
                                                       40,962       48,020

TOTAL ASSETS                                        4,569,671    5,160,222


               LIABILITIES AND PARTNERS' DEFICIT

Mortgages payable                                   9,754,216    9,918,658
Amounts due affiliates                                    695        1,256
Accounts payable and accrued expenses                 317,754      312,974
Security deposits                                      71,020       66,196

TOTAL LIABILITIES                                  10,143,685   10,299,084

PARTNERS' DEFICIT                                  (5,574,014)  (5,138,862)

TOTAL  LIABILITIES  AND  PARTNERS'  DEFICIT        $4,569,671   $5,160,222


                AMERICAN REPUBLIC REALTY FUND I
             CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended December 31,

                                              2005         2004        2003
PROPERTY REVENUE
 Rentals                                $2,475,546   $2,418,446  $2,635,651
 Fees and other                             80,849       71,570      72,668

 Total property revenues                 2,556,395    2,490,016   2,708,319

OPERATING EXPENSES
 Depreciation and amortization             669,735      664,958     674,136
 General and administrative                535,470      565,805     546,893
 Real estate taxes                         290,466      276,501     295,976
 Maintenance and repairs                   302,384      288,622     334,709
 Utilities                                 248,968      222,198     215,021
 Property management fee to affiliate      127,862      124,520     135,477
 Advertising and marketing                  32,934       34,856      33,673
 Administrative service fee to
   general partner                          12,408       12,408      12,408

   Total operating expenses              2,220,227    2,189,868   2,248,293

OPERATING INCOME                           336,168      300,148     460,026

OTHER INCOME AND (EXPENSE)
 Interest income                             2,905          652       1,534
 Interest expense                         (774,224)    (786,720)   (798,271)
 Total other income and expense           (771,319)    (786,068)   (796,737)

NET LOSS                                 $(435,151)   $(485,920)  $(336,711)

NET LOSS PER LIMITED PARTNERSHIP
 UNIT - BASIC

 Net loss per unit - basic                 $(39.16)     $(43.73)    $(30.30)

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                        11,000       11,000      11,000



                 AMERICAN REPUBLIC REALTY FUND I
      CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 2005, 2004 and 2003


                                         General     Limited
                                         Partner     Partners        Total

 Balance, January 1, 2003                 41,126   (4,357,357)  (4,316,231)

 Net loss                                 (3,367)    (333,344)    (336,711)

 Balance, December 31, 2003               37,759   (4,690,701)  (4,652,942)

 Net loss                                 (4,859)    (481,061)    (485,920)

 Balance, December 31, 2004             $ 32,900  $(5,171,762) $(5,138,862)

 Net loss                                 (4,352)    (430,799)    (435,151)

 Balance, December 31, 2005             $ 28,548  $(5,602,561) $(5,574,013)











                AMERICAN REPUBLIC REALTY FUND I
             CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended December 31,

                                                2005        2004        2003

CASH FLOWS FROM OPERATING ACTIVITIES
 Net  loss                                 $(435,151)  $(485,920)  $(336,711)
 Adjustments to reconcile net loss to
   net cash provided by operations:
 Depreciation and amortization               669,735     664,958     674,136
 Change in assets and liabilities:
  Prepaid expenses                             7,058      (4,643)    (11,183)
  Escrow deposits                            (57,890)    (55,144)    (63,512)
  Accounts payable and accrued expenses        4,780      (6,440)    (13,587)
  Security deposits                            4,824      (5,748)    (3, 084)

 Net cash provided by operating activities   193,356     107,063     246,059

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate                 (172,438)    (64,958)    (93,896)
 Net proceeds from (payments to) reserve
   for replacement                           (31,142)     29,686     208,729

 Net cash provided by (used for) investing
   activities                               (203,580)    (35,272)    114,833

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages payable              (164,442)   (152,028)   (140,552)
 Proceeds from (payments on)
  amounts due affiliates                        (561)     (1,196)        727

 Net cash used for financing activities     (165,003)   (153,224)   (139,825)

 Net increase (decrease) in cash and cash
   equivalents                              (175,227)    (81,433)    221,067

 Cash and cash equivalents at beginning of
   period                                    353,871     435,304     214,237

 Cash and cash equivalents at end of period $178,644    $353,871    $435,304

 Supplemental disclosure of cash flow
 information:
 Cash  paid  during the year for interest   $775,303    $787,717    $799,193




                 AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2005 and 2004

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

     An  aggregate of 20,000 units is authorized, of which 11,000 were  outstanding for each of the three years ended December
     31,  2005.   Under the terms of the offering, no  additional
     units will be offered.

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

     Basis of Accounting

     The Partnership maintains its books on the basis of accounting used for federal income tax reporting purposes. Memorandum entries have been made to present the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles.




                 AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Recent Accounting Pronouncements

     In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("Statement No. 154"). Statement No. 154, which replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of Statement No. 154 is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Partnership.

    In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("Issue 04-5"), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. Issue 04-5 is not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Partnership.


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



                 AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


     Consolidation

     The consolidated financial statements include the accounts of the Partnership and a wholly owned entity. All inter-company amounts have been eliminated.

     Cash and Cash Equivalents

     The Partnership considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

     Investments in Real Estate and Depreciation


     All real estate holdings are stated at cost or adjusted carrying value. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 5 to 27.5 years.

     There was no charge to earnings during 2005 due to an impairment of real estate.


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




                 AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation or Securities Investor Protection Corporation, where applicable. Management does not believe significant credit risk exists at December 31, 2005.

     At December 31, 2005 and 2004, included in cash and cash equivalents is $141,762 and $258,703, respectively, which is cash held in a pooled account of the property's management company, as a fiduciary, in a financial institution and could be at risk.


     Use of Estimates

     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during that reporting period. Actual results could differ from those estimates.

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


     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the consolidated financial statements. For the years ended December 31, 2005, December 31, 2004, and December 31, 2003, the Partnership's comprehensive income (loss) was equal to its net income (loss) and the Partnership does not have income meeting the definition of other comprehensive income.



                 AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2005 and 2004


NOTE B - MORTGAGES PAYABLE

     Mortgages payable at December 31, 2005 and 2004, consisted of the following:

                                                 2005         2004
Mortgage  note, original face  value  of
$6,800,000,    payable    in     monthly
installments  of principal and  interest
of  $49,517, bears interest at a rate of
7.92%  and  matures August 1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $5,965,548 is  due.   This
mortgage note is secured by real  estate
assets   with  a  net  book   value   of
approximately $2,385,689.                   6,146,143   $6,249,105

Mortgage  note, original face  value  of
$4,000,000,    payable    in     monthly
installments  of principal and  interest
of  $28,795 bears interest at a rate  of
7.8%  and  matures August  1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $3,500,406  is  due.  This
mortgage note is secured by real  estate
assets   with  a  net  book   value   of
approximately $1,388,089.                   3,608,073    3,669,553

                                           $9,754,216   $9,918,658



     At December 31, 2005, required principal payments due under the stated terms of the Partnership's mortgage notes payable are as follows:

              2006                         177,870
              2007                       9,576,346
              2008                             ---
              2009                             ---
              2010                             ---
              Thereafter                       ---

                                        $9,754,216




                 AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2005 and 2004


NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements earned by an affiliate of the general partner in 2005, 2004 and 2003:

                                        2005       2004       2003

     Property management fee        $127,862   $124,520   $135,477
     Administrative service fee       12,408     12,408     12,408


NOTE D - ACCUMULATED AMORTIZATION

     At December 31, 2005, amortization expense for deferred financing costs over the next five years is as follows:

              2006                          22,943
              2007                          11,470
              2008                             ---
              2009                             ---
              2010                             ---
              Thereafter                       ---
                                           $34,413



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

          The Partnership is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or involve such amounts that unfavorable disposition would not have a material effect on the Partnership's consolidated financial position.



                 AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2005 and 2004


NOTE F - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying consolidated financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2005 would have been as follows:



        Net loss per accompanying consolidated
     financial statements                             $(435,151)

        Add - book basis depreciation using
     straight-line method                               646,792

        Deduct - income tax basis depreciation
     expense using

              ACRS method
                                                        (81,123)



        Excess of revenues over expenses,
     accrual income tax basis                          $130,518


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

     Management has reviewed the carrying values of its mortgages payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2005 and 2004.




                 AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2005 and 2004


NOTE G - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                   (CONTINUED)

     The fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.


NOTE H - QUARTERLY DATA (UNAUDITED)

     The table below reflects the partnership's selected quarterly information for the years ended December 31, 2005 and 2004.

                                          Year ended December 31, 2005
                                      First     Second     Third     Fourth
                                      Quarter   Quarter    Quarter   Quarter

Rents and other property revenues    $621,677  $631,754   $655,053  $647,911
Operating expenses                    533,040   596,616    585,578   504,993
Operating income                       88,637    35,138     69,475   142,918
Other income/(expense)               (194,998) (193,315)  (192,718) (190,288)
Net loss                             (106,361) (158,177)  (123,243)  (47,370)
Loss  allocable to limited
partnership unit                     (105,297) (156,595)  (122,011)  (46,896)
Loss  per limited  unit  -
basic and diluted                      $(9.57)   (14.24)    (11.09)    (4.26)





                                          Year ended December 31, 2004
                                      First     Second     Third     Fourth
                                      Quarter   Quarter    Quarter   Quarter

Rents and other property revenue     $637,744  $607,071   $617,423  $627,748
Operating expenses                    553,099   580,861    597,459   508,449
Operating income                       84,675    76,210     19,964   119,299
Other income/(expense)               (197,703) (197,042)  (196,472) (194,851)
Net loss                             (113,028) (120,832)  (176,508)  (75,552)
Loss  allocable to limited
partnership unit                     (111,898) (119,624)  (174,743)  (74,796)
Loss  per limited  unit  -
basic and diluted                     $(10.17)   (10.87)    (15.89)    (6.80)





AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2005




                                  Initial Cost
                                 to Partnership

Description       Encumberances     Land         Building       Total Cost
                                                    And        Subsequent to
                                                Improvements    Acquisition

26 two-story
apartment
buildings of
concrete block
construction
with stucco
and cedar
exterior and
gabled roofs
located in
Jacksonville,
Florida                (b)        $583,000       $5,686,771       $662,980

37 two-story
apartment
buildings of
concrete block
construction
with brick
veneer, stucco
and wood siding
exterior, and
composition,
shingled roofs
located in
Bedford, Texas         (b)       1,239,718        8,679,421      1,308,127

                                $1,822,718      $14,366,192     $1,971,107




                             Gross Amounts at Which
                            Carried at Close of Year

Description                        Building
                                     And                       Accumulated
                    Land         Improvements      Total       Depreciation
                                                   (c)(d)          (c)
26 two-story
apartment
buildings of
concrete block
construction
with stucco
and cedar
exterior and
gabled roofs
located in
Jacksonville,
Florida           $583,000        $6,349,751      $6,932,751    $5,544,662


37 two-story
apartment
buildings of
concrete block
construction
with brick
veneer, stucco
and wood siding
exterior, and
composition,
shingled roofs
located in
Bedford, Texas   1,239,718         9,987,548     11,227,266      8,841,577

                $1,822,718       $16,337,299    $18,160,017    $14,386,239



                                                             Life on Which
Description             Date of                 Date         Depreciation
                     Construction             Acquired        Is Computed


26 two-story
apartment
buildings of
concrete block
construction
with stucco
and cedar
exterior and
gabled roofs        Phase I complete at
located in          date acquired;             9/12/83            (a)
Jacksonville,       Phase II complete at
Florida             date acquired              5/01/84            (a)



37 two-story
apartment
buildings of
concrete block
construction
with brick
veneer, stucco
and wood siding
exterior, and
composition,
shingled roofs
located in          Complete at
Bedford, Texas      Date acquired             12/20/83            (a)

See notes to Schedule III.








AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2005


NOTES TO SCHEDULE III:

(a) See Note A to consolidated financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the consolidated financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                        Investments in     Accumulated
                                          Real Estate      Depreciation

    Balance, January 1, 2003              $17,828,725      $12,446,239
        Acquisitions                           93,896              ---
        Depreciation expense                      ---          651,193

    Balance, December 31, 2003             17,922,621       13,097,432
        Acquisitions                           64,958              ---
        Depreciation expense                      ---          642,015

    Balance, December 31, 2004             17,987,579       13,739,447
         Acquisitions                         172,438              ---
         Depreciation expense                     ---          646,792

    Balance, December 31, 2005             18,160,017       14,386,239


(d) Aggregate cost for federal income tax purposes is $17,639,692.

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

    Robert J. Werra, 66, the General Partner, Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

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

      For the years ended December 31, 2005, 2004, and 2003, property management fees earned totaled $127,862; $124,520; and $135,477, respectively. An additional administration service fee was paid to the General Partner of $12,408, $12,408 and $12,408 for the years ended December 31, 2005, 2004, and 2003, respectively.
          Item 12.  Security Ownership of Certain Beneficial Owners and
     Management

           (a) No one except as listed in item (b) below, owns of record, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.

                             Amount and Nature

     Title         Name of                of Beneficial      Percent
     of Class      Beneficial Owner       Ownership          of Interest

     Limited       Everest Management       3,318.50           30.2%
     Partnership
     Interests
              Equity Resources            617.5                 5.6%

           (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. Persons performing functions similar to those of officers and directors of the Partnership, beneficially own, the following Units of the Partnership as of December 31, 2005.

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

     Type of Fees               2005           2004

     Audit Fees               $11,500        $11,500
     Audit related fees           ---            ---
     Tax fees                     ---            ---
     All other fees               ---            ---








                             PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

     (A)  1.  See accompanying Financial Statements Index

          2.  Additional financial information required to be furnished:

     Schedule III - Real Estate and Accumulate Depreciation.

          3.  Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 2005.

          None

     (C)  Exhibits

          3. Certificate of Limited Partnership, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          4. Limited Partnership Agreement, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          9.   Not Applicable

          10.  Not Applicable

          11.  Not Applicable

          12.  Not Applicable

          13. Reports to security holders, incorporated by reference from Registrant's Quarterly Reports on Form 1O-Q, dated September 30, 2005.

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



    /s/  Robert J. Werra
    March 29, 2006



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

1    Honest and Ethical Conduct

          Senior Financial Officers will exhibit and promote honest and ethical conduct through the establishment and operation of policies and procedures that:

     . Encourage and reward professional integrity in all aspects of the financial organization, by eliminating inhibitions and barriers to responsible behavior, such as coercion, fear of reprisal, or alienation from the financial organization or the enterprise itself.

     . Promote the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

     .    Provide   a  mechanism  for  members  of  the   finance
          organization to inform senior Management of deviations in the practice from policies and procedures governing honest and ethical behavior.

     . Respect the confidentiality of information acquired in the course of work, except when authorized or otherwise legally obligated to disclose such information, and restrict the use of confidential information acquired in the course of work for personal advantage.

     .    Demonstrate  their personal support for  such  policies
          and    procedures   through   periodic    communication
          reinforcing these ethical standards throughout the finance organization.

2    Financial Records and Periodic Reports

          Senior Financial Officers will establish and manage the enterprise transaction and reporting systems and procedures to provide that:
     . Business transactions are properly authorized and accurately and timely recorded on the company's books and records in accordance with Generally Accepted Accounting Principles ("GAAP") and established company financial policy.

     .    No  false or artificial statements or entries  for  any
          purpose  are  made  in  the  partnership's  books   and
          records,     financial    statements    and     related
          communications.

     .    The  retention  or proper disposal of  company  records
          shall   be  in  accordance  with  established   records
          retention policies and applicable legal and regulatory requirements.

     . Periodic financial communications and reports will include full, fair, accurate, timely and understandable disclosure.

3    Compliance with Applicable Laws, Rules and Regulations.

          Senior Financial Officers will establish and maintain mechanisms to:

     . Educate members of the finance organization about any federal, state or local statute, regulation or administrative procedure that affects the operation of the finance organization and the enterprise generally.

     .    Monitor the compliance of the finance organization with
          any   applicable  federal,  state  or  local   statute,
          regulation or administrative rule.

     .    Identify,  report  and correct in a swift  and  certain
          manner,   any   detected  deviations  from   applicable
          federal, state or local statute or regulation.

4    Reporting of Non-Compliance

     Senior Financial Officers will promptly bring to the attention of the Audit Committee:

     . Material information that affects the disclosures made by the company in its public filings.
     . Information concerning significant deficiencies in the design or operation of internal controls that could adversely affect the company's ability to record, process, summarize and report financial data.

     Senior Financial Officers will promptly bring to the attention of the General Counsel and to the Audit Committee:

     .    Fraud,   whether   or  not  material,   that   involves
          management  or  other employees who have a  significant
          role   in   the   partnerhip's   financial   reporting,
          disclosures or internal controls.

     . Information concerning a violation of this Code or the company's Code of Business and Ethics Conduct, including any actual or apparent conflicts of interest between personal and professional relationships, involving management or other employees who have a significant role in the partnership's financal reporting, disclosures or internal controls.

     . Evidence of a material violation by the company or its employees or agents of applicable laws, rules or regulations.

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

     Dated: March 29, 2006.
                              /s/ Robert J. Werra
                              ____________________________________


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

     Dated: March 29, 2006.

                              /s/ Robert J. Werra
                              ______________________________________