Form 10-Q
period 2006-03-31
AMERICAN REPUBLIC REALTY FUND I
filed 2006-05-08
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2006   Commission file number 0-11578

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

    Consolidated Balance Sheet as of March 31, 2006 and
    December 31, 2005                                            Page 3

    Consolidated Statements of Operations for the Three
    Months Ended March 31, 2006 and 2005                         Page 4

    Consolidated Statements of Cash Flows for the Three
    Months Ended March 31, 2006 and 2005                         Page 5


Item 2.  Results of Operations and Management Discussion and
         Analysis of Financial Condition                         Page 6

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk                                                    Page 7

Item 4.  Controls and Procedures                                 Page 7


Part II

     Other Information                                           Page 8

Signatures                                                       Page 9



The statements, insofar as they relate to the period subsequent to December 31, 2005, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                 AMERICAN REPUBLIC REALTY FUND I
              Condensed Consolidated Balance Sheets


                                              March 31       December 31,
                                                2006            2005
                                             (Unaudited)

     ASSETS
          Real Estate assets, at cost
          Land                               $1,822,718       $1,822,718
          Buildings and improvements         16,352,299       16,337,299
                                             18,175,017       18,160,017
            Less: Accumulated depreciation  (14,551,239)     (14,386,239)
            Real Estate, net                  3,623,778        3,773,778

          Cash including cash investments       187,246          178,644
          Escrow deposits                       474,617          541,874
          Prepaid Expenses                       18,818           40,962
          Deferred Financing Fees                28,678           34,413

                 TOTAL ASSETS                $4,333,137       $4,569,671



     LIABILITIES AND PARTNERS' EQUITY:

     LIABILITIES

          Mortgages payable                  $9,711,049       $9,754,216
          Amounts due affiliates                  1,589              695
          Real estate taxes payable              82,440                0
          Security deposits                      73,444           71,020
          Accounts payable & accrued expenses   114,859          317,754
          accrued expenses

          Total liabilities                   9,983,381       10,143,685

     PARTNERS CAPITAL  (DEFICIT)
          Limited Partners                   (5,678,030)      (5,602,562)
          General Partner                        27,786           28,548

     Total Partners Deficit                  (5,650,244)      (5,574,014)


     TOTAL LIABILITIES AND PARTNER DEFICIT   $4,333,137       $4,569,671



    See notes to Condensed Consolidated Financial Statements



                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Operations
                           (Unaudited)


                                                    Three Months Ended
                                                        March 31,
     REVENUES                                       2006          2005

     Rental income                               636,927       605,598
     Other property                               20,723        16,108
     Total revenues                              657,650       621,706

     EXPENSES
     Salaries & wages                             81,569        85,921
     Maintenance & repairs                        30,164        34,413
     Utilities                                    67,751        61,186
     Real estate taxes                            72,750        67,149
     General administrative                       26,421        19,315
     Contract services                            29,722        27,897
     Insurance                                    30,143        35,338
     Interest                                    191,769       195,027
     Depreciation and amortization               170,736       170,736
     Property management fees                     32,856        31,085
     Total expenses                              733,881       728,067





     Net Loss                                   ($76,231)    ($106,361)

     NET LOSS PER UNIT                            $(6.86)       $(9.57)

     Partnership units outstanding                11,000        11,000


     See Notes to Condensed Consolidated Financial Statements




                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Cash Flows
    See Notes to Condensed Consolidated Financial Statements
                            Unaudited


                                                        Three Months Ended
                                                            March 31,
                                                       2006           2005

     CASH FLOWS FROM OPERATING ACTIVITY
     Net loss                                      ($76,231)     ($106,361)
     Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Depreciation and amortization                170,735        170,736

       Net Effect of changes in operating accounts
                  Escrow deposits                    67,257         59,727
                  Prepaid expenses                   22,144         27,337
                  Accrued real estate taxes          82,440         67,149
                  Security deposits                   2,424           (278)
                  Accounts payable                 (202,894)      (195,631)

     Net cash provided by operating                  65,875         22,679
     activities

     CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Real Estate                      (15,000)             0
       Net cash used for investing activities       (15,000)             0

     CASH FLOWS FROM FINANCING ACTIVITIES
           Repayment of mortgage notes payable      (43,167)       (39,908)
           Proceeds from amounts due affiliates         894          2,038

     Net cash used for financing activities         (42,273)       (37,870)

     NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                               8,602        (15,191)
     CASH AND CASH EQUIVALENTS, BEGINNING
       OF PERIOD                                    178,644        353,871

     CASH AND CASH EQUIVALENTS, END OF PERIOD      $187,246       $338,680

     See Notes to Condensed Consolidated Financial Statements

Basis of Presentation:
     The accompanying unaudited condensed consolidated financial statements have been prepared by American Republic Realty Fund I (the "Partnership") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Partnership believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2005.

Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

At March 31, 2006 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 91.2% for the first quarter of 2006, as compared to 86.9% for the first quarter of 2005.

FIRST THREE MONTHS 2006 COMPARED TO FIRST THREE MONTHS 2005

Revenue from property operations increased $35,944, or 5.78%, for the first three months of 2006, as compared to the 2005-first three months. The increase in rental income of $31,329 or 5.17% is primarily due to an increase in occupancy. The increase in other income of $4,615 or 28.65% is primarily due to an increase in Late and other fee collections from the properties. The following table illustrates the components:

                            Increae      Percent
                           (Decrease)    Change


     Rental income           31,329       5.17%
     Other property           4,615      28.65%
     Net Increase            35,944       5.78%

Property operating expenses increased $5,814 or 0.80%, for the first three months of 2006, as compared to the same period in
2005. Maintenance & repairs decreased $4,249 or 12.35% due to general maintenance items. General & administrative increased $7,106 or 36.79% due to increased locator commissions and database management fees. Utilities increased $6,565 or 10.73% due to higher gas prices. Insurance decreased $5,195 or 14.7%
due to a reduction in property and general liability premiums. Real estate taxes increased $5,601 or 8.34% due to increased tax rates. The following table illustrates the components by category:

                                          Increase
                                         (Decrease)

     Salaries & wages                      (4,352)     5.07%
     Maintenance & repairs                 (4,249)    12.35%
     Utilities                              6,565     10.73%
     Real estate taxes                      5,601      8.34%
     General & administrative               7,106     36.79%
     Contract services                      1,825      6.54%
     Insurance                             (5,195)    14.70%
     Interest                              (3,258)     1.67%
     Property management fees (a)           1,771      5.70%

     Net Increase                           5,814      0.80%

 LIQUIDITY AND CAPITAL RESOURCES

      While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

     As of March 31, 2006, the Partnership had $187,246 in cash and cash equivalents as compared to $178,644 as of December 31, 2005. The net decrease in cash of $8,602 is principally due to cash used for operating activities.

     Each asset of the fund refinanced its debt during July 1997. The fund retired debt with a face value of $6,500,000 and replaced with debt of $10,800,000. The new mortgages in the amounts of $4,000,000, and $6,800,000 carries interest rates of 7.8% and 7.92% respectively. The notes come due August 2007. The Partnerships required principal payments due under the stated terms of the Partnerships mortgage notes payable are $177,870, and $9,576,345 for each of the next two years.

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

Item 1.        Legal Proceedings
               None

Item 2.        Changes in Securities
               None

Item 3.        Defaults Upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibit
               (A)The following documents are filed herewith or incorporated herein by reference as indicated as
               Exhibits:

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

     Date:  April 24, 2006




                                             Exhibit 31.1

     CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14 UNDER
   THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I  Robert J. Werra, Acting Principal Executive Officer and  Chief
Financial  Officer  of  American Republic  Realty  Fund  I  ("the
Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Partnership;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

  a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

  b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

  c. evaluated the effectiveness of the Partnerships disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and



    CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14 UNDER
  THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
   SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - continued


  d. disclosed in this report any change in the Partnerships internal control over financial reporting that occurred during the Partnerships most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnerships internal control over financial reporting; and


5. I have disclosed based on my most recent evaluation of internal control over financial reporting, to the Partnerships auditors and Audit Committee of the Board of Directors (or persons fulfilling the equivalent function):

  a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnerships ability to record, process, summarize, and report financial data; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnerships internal control over financial reporting.




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  April 24, 2006










                                             Exhibit 32.1

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of American Republic Realty Fund I ("the Partnership") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  April 24, 2006