Form 10-Q
period 2006-06-30
AMERICAN REPUBLIC REALTY FUND I
filed 2006-08-03
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For Quarter Ended June 30, 2006    Commission file number 0-11578

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

    Consolidated Balance Sheet as of June 30, 2006 and
    December 31, 2005                                          Page 3

    Consolidated Statements of Operations for the Three and
    Six Months Ended June 30, 2006 and 2005                    Page 4

    Consolidated Statements of Cash Flows for the Three
    Months Ended June 30, 2006 and 2005                        Page 5


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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                 AMERICAN REPUBLIC REALTY FUND I
              Condensed Consolidated Balance Sheets



                                                June 30     December 31,
                                                 2006           2005
                                              (Unaudited)

     ASSETS

          Real Estate assets, at cost
          Land                                $1,822,718     $1,822,718
          Buildings and improvements          16,370,299     16,337,299
                                              18,193,017     18,160,017

           Less: Accumulated depreciation    (14,716,239)   (14,386,239)
           Real Estate, net                    3,476,778      3,773,778

          Cash including cash investments        250,125        178,644
          Escrow deposits                        441,775        541,874
          Prepaid Expenses                       123,892         40,962
          Deferred Financing Fees                 22,942         34,413

                 TOTAL ASSETS                 $4,315,512     $4,569,671


     LIABILITIES AND PARTNERS' EQUITY:

     LIABILITIES
          Mortgage payable                    $9,667,026     $9,754,216
          Amounts due affiliates                   6,759            695
          Real estate taxes payable              155,189              0
          Security deposits                       78,874         71,020
          Accounts payable & accrued expenses    120,927        317,754

          Total liabilities                   10,028,775     10,143,685

     PARTNERS CAPITAL  (DEFICIT)
          Limited Partners                    (5,740,418)    (5,602,562)
          General Partner                         27,155         28,548

     Total Partners Deficit                   (5,713,263)    (5,574,014)


     TOTAL LIABILITIES AND                    $4,315,512     $4,569,671
     PARTNER DEFICIT

	      See notes to Condensed Consolidated Financial Statements






                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Operations
                           (Unaudited)



                                  Three Months Ended        Six Months Ended
                                       June  30,                June 30,
  REVENUES                        2006          2005        2006        2005

  Rental income                   668,027    612,175   1,304,954   1,217,773
  Other property                   21,299     20,502      42,022      36,610
  Total revenues                  689,326    632,677   1,346,976   1,254,383

  EXPENSES
  Salaries & wages                 95,523    82,185      177,092     168,106
  Maintenance & repairs            40,122    88,899       70,286     123,312
  Utilities                        52,513    59,112      120,264     120,298
  Real estate taxes                72,750    67,149      145,500     134,298
  General administrative           33,604    35,126       60,025      54,441
  Contract services                29,593    30,379       59,315      58,276
  Insurance                        32,167    31,438       62,310      66,776
  Interest                        190,914   194,238      382,683     389,265
  Depreciation and amortization   170,736   170,736      341,472     341,472
  Property management fees         34,422    31,592       67,278      62,677
    Total expenses                752,344   790,854    1,486,225   1,518,921


     Net Loss                    ($63,018)($158,177)   ($139,249)  ($264,538)

     NET LOSS PER UNIT              (5.67)   (14.24)      (12.53)     (23.81)

     Partnership units
      outstanding                  11,000    11,000       11,000      11,000


    See Notes to Condensed Consolidated Financial Statements

                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Cash Flows
                           "Unaudited"
                                                      Six Months Ended
                                                          June 30,
                                                     2006          2005

     CASH FLOWS FROM OPERATING ACTIVITY
     Net loss                                   ($139,249)    ($264,538)
     Adjustments to reconcile net loss to
     net cash provided by operating activities:

         Depreciation and amortization            341,472       341,472

         Net Effect of changes in operating
          accounts

                   Escrow deposits                100,099        60,184
                   Prepaid expenses               (82,930)      (61,797)
                   Accrued real estate taxes      155,189       140,711
                   Security deposits                7,854         1,184
                   Accounts payable              (196,826)     (185,291)

         Net cash provided by operating
          activities                              185,607        31,925


     CASH FLOWS FROM INVESTING ACTIVITIES

     Investment in Real Estate                    (33,000)            0
         Net cash used for investing activities   (33,000)            0
                  activities

     CASH FLOWS FROM FINANCING ACTIVITIES
           Repayment of mortgage notes payable    (87,190)      (80,608)
           Proceeds from amounts due affiliates     6,064        (1,573)

     Net cash used for financing activities       (81,126)      (82,181)


     NET INCREASE (DECREASE) IN CASH AND           71,481       (50,256)
     CASH EQUIVALENTS
     CASH AND CASH EQUIVALENTS, BEGINNING         178,644       353,871
     OF PERIOD

     CASH AND CASH EQUIVALENTS, END OF PERIOD    $250,125      $303,615

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

At June 30, 2006 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 92.0% for the second quarter of 2006, as compared to 89.4% for the second quarter of 2005.

FIRST SIX MONTHS 2006 COMPARED TO FIRST SIX MONTHS 2005

Revenue from property operations increased $92,593, or 7.38%, for the first six months of 2006, as compared to the first six months of 2005. The increase in rental income of $87,181 or 7.16% is primarily due to an increase in occupancy. The increase in other income of $5,412 or 14.78% is primarily due to an increase in late and other fee collections from the properties. The following table illustrates the components:

                             Increase     Percent
                            (Decrease)    Change


     Rental income            87,181       7.16%
     Other property            5,412      14.78%
     Net Increase             92,593       7.38%

Property operating expenses decreased $32,696 or 2.15%, for the first six months of 2006, as compared to the same period in 2005. Maintenance & repairs decreased $53,026 or 43.0% due to one-time expenses in 2005. General and administrative increased $5,584 or 10.26% due to increased advertising. Real estate taxes increased $11,202 or 8.34% due to increased property valuation. The following table illustrates the components by category:

                                      Increase
                                     (Decrease)

     Salaries & wages             8,986      5.35%
     Maintenance & repairs      (53,026)    43.00%
     Utilities                      (34)     0.03%
     Real estate taxes           11,202      8.34%
     General administrative       5,584     10.26%
     Contract services            1,039      1.78%
     Insurance                   (4,466)     6.69%
     Interest                    (6,582)     1.69%
     Property management fees     4,601      7.34%
     Net Decrease               (32,696)     2.15%



SECOND QUARTER 2006 COMPARED TO SECOND QUARTER 2005

Revenue from property operations increased $56,649, or 8.95%, for the second quarter of 2006, as compared to the 2005-second quarter. The increase in rental income of $55,852 or 9.12% is primarily due to an increase in occupancy. The increase in other income of $797 or 3.89% is primarily due to an increase in late and other fee collections from the properties. The following table illustrates the components:

                        Increase      Percent
                       (Decrease)     Change

     Rental income       55,852        9.12%
     Other property         797        3.89%
     Net Increase        56,649        8.95%

Property operating expenses decreased $38,510 or 4.87%, for the second quarter of 2006, as compared to the same period in 2005. Maintenance & repairs decreased $48,777 or 54.87% due to exterior painting in the prior year. Utilities decreased $6,599 or 11.16% due to conservation efforts. Real estate taxes increased $5,601 or 8.34% due to higher assessed values. Salaries and wages increased $13,338 or 16.23% due to additional maintenance employees. The following table illustrates the components by category:

                                    Increase    Percent
                                   (Decrease)   Change

     Salaries & wages                13,338     16.23%
     Maintenance & repairs          (48,777)    54.87%
     Utilities                       (6,599)    11.16%
     Real estate taxes                5,601      8.34%
     General administrative          (1,522)     4.33%
     Contract services                 (786)     2.59%
     Insurance                          729      2.32%
     Interest                        (3,324)     1.71%
     Property management fees         2,830      8.96%
     Net Decrease                   (38,510)     4.87%

 LIQUIDITY AND CAPITAL RESOURCES

      While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of either property.

     As of June 30, 2006, the Partnership had $250,125 in cash and cash equivalents as compared to $178,644 as of December 31, 2005. The net increase in cash of $71,481 is principally due to cash flow from operating activities.

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

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibit and Reports on Form 8-K
               (A)The following documents are filed herewith or incorporated herein by reference as indicated as
               Exhibits:

Exhibit Designation                Document Description

     2                             Certificate of Limited
                                   partnership, a amended,
                                   incorporated by reference
                                   to Registration Statement
                                   No.2-81074 effective May 2, 1983.

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

     Date:     July 24, 2006




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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  July 24, 2006




                                             Exhibit 32.1

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of American Republic Realty Fund I ("the Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  July 24, 2006