Form 10-Q
period 2006-09-30
AMERICAN REPUBLIC REALTY FUND I
filed 2006-10-17
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarter Ended September 30, 2006
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

    Consolidated Balance Sheet as of September 30, 2006 and
    December 31, 2005                                              Page 3

    Consolidated Statements of Operations for the Three and Nine
    Months Ended September 30, 2006 and 2005                       Page 4

    Consolidated Statements of Cash Flows for the Nine
    Months Ended September 30, 2006 and 2005                       Page 5


Item 2.  Results of Operations and Management Discussion and
Analysis of Financial Condition                                    Page 6

Item 3.   Quantitative and Qualitative Disclosures about Market
RiskLiquidity and Capital Resources                                Page 8

Item 4.  Controls and Procedures   Other Information               Page 8,9

Part II

     Other Information                                             Page 9

Signatures                                                         Page 10



The statements, insofar as they relate to the period subsequent to December 31, 2005, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                 AMERICAN REPUBLIC REALTY FUND I
              Condensed Consolidated Balance Sheets

                                          September 30       December 31,
                                              2006               2005
                                          (Unaudited)

     ASSETS
          Real Estate assets, at cost
          Land                             $1,822,718         $1,822,718
          Buildings and improvements       16,396,299         16,337,299
                                           18,219,017         18,160,017
           Less: Accumulated depreciation (14,881,239)       (14,386,239)
           Real Estate, net                 3,337,778          3,773,778

          Cash including cash investments     239,039            178,644
          Escrow deposits                     579,681            541,874
          Prepaid Expenses                     89,582             40,962
          Deferred Financing Fees              17,206             34,413

                 TOTAL ASSETS              $4,263,286         $4,569,671



     LIABILITIES AND PARTNERS' EQUITY:

     LIABILITIES

          Mortgage payable                 $9,622,131         $9,754,216
          Amounts due affiliates                    0                695
          Real estate taxes payable           227,940                  0
          Security deposits                    80,014             71,020
          Accounts payable & accrued expenses 120,106            317,754

          Total liabilities                10,050,191         10,143,685

     PARTNERS CAPITAL  (DEFICIT)

          Limited Partners                 (5,813,324)        (5,602,562)
          General Partner                      26,419             28,548

     Total Partners Deficit                (5,786,905)        (5,574,014)


     TOTAL LIABILITIES AND                 $4,263,286         $4,569,671
     PARTNER DEFICIT







                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Operations
                           (Unaudited)


                                  Three Months Ended    Nine Months Ended
                                     September 30,       September 30,
   REVENUES                       2006          2005  2006             2005

   Rental income                  653,587    631,776  1,958,541   1,849,549
   Other property                 30,540      23,989     72,562      60,599
   Total revenues                 684,127    655,765  2,031,103   1,910,148

   EXPENSES
   Salaries & wages               86,911      92,627    264,003     260,733
   Maintenance & repairs          44,399      67,191    114,685     190,503
   Utilities                      58,681      56,432    178,945     176,730
   Real estate taxes              72,750      69,016    218,250     203,314
   General administrative         34,905      31,929     94,930      86,370
   Contract services              30,942      29,747     90,257      88,023
   Insurance                      34,310      35,143     96,620     101,919
   Interest                      190,041     193,430    572,724     582,695
   Depreciation and amortization 170,735     170,735    512,207     512,207
   Property management fees       34,095      32,758    101,373      95,435

   Total expenses                757,769     779,008  2,243,994   2,297,929

   Net Loss                     ($73,642)  ($123,243) ($212,891)  ($387,781)


   NET LOSS PER UNIT              $(6.63)    $(11.09)   $(19.16)    $(34.90)
   Partnership units outstanding  11,000      11,000     11,000      11,000


    See Notes to Condensed Consolidated Financial Statements

                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Cash Flows
                           (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                      2006           2005

     CASH FLOWS FROM OPERATING ACTIVITY
     Net loss                                       ($212,891)  ($387,781)
     Adjustments to reconcile net loss to
     net cash provided by operating activities:

         Depreciation and amortization                512,207     512,208

         Net Effect of changes in
          operating accounts

                           Escrow deposits            (37,807)    (81,393)
                           Prepaid expenses           (48,620)    (31,654)
                           Accrued real estate taxes  227,940     209,727
                           Security deposits            8,994       2,683
                           Accounts payable          (197,648)   (174,432)
     payable

     Net cash provided by operating activities        252,175      49,358

     CASH FLOWS FROM INVESTING ACTIVITIES

     Investment in Real Estate                        (59,000)    (93,415)
          Net cash used for investing activities      (59,000)    (93,415)


     CASH FLOWS FROM FINANCING ACTIVITIES
           Repayment of mortgage notes payable       (132,085)   (122,114)
           Proceeds from amounts due affiliates          (695)      1,773

           Net cash used for financing activities    (132,780)   (120,341)

     NET INCREASE (DECREASE) IN CASH AND               60,395    (164,398)
     CASH EQUIVALENTS
     CASH AND CASH EQUIVALENTS, BEGINNING             178,644     353,871
     OF PERIOD

     CASH AND CASH EQUIVALENTS, END OF PERIOD        $239,039    $189,473

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

At September 30, 2006 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities. The portfolio had an average occupancy of 92.8% for the third quarter of 2006, as compared to 89.9% for the third quarter of 2005.

FIRST NINE MONTHS 2006 COMPARED TO FIRST NINE MONTHS 2005

Revenue from property operations increased $120,955 or 6.33%, for the first nine months of 2006, as compared to the first nine months of 2005. The increase in rental income of $108,992 or 5.89% is primarily due to an increase in occupancy. The increase in other income of $11,963 or 19.74% is primarily due to an increase in late and other fee collections from the properties. The following table illustrates the components:

                            Increase     Percent
                           (Decrease)    Change


     Rental income          108,992       5.89%
     Other property          11,963      19.74%
     Net Increase           120,955       6.33%

Property operating expenses decreased $54,185 or 2.36%, for the first nine months of 2006, as compared to the same period in 2005. Maintenance & repairs decreased $75,818 or 39.8% due to one-
time  expenses  in  2005.   General and administrative  increased
$8,310  or  9.62%  due to increased advertising.     Real  estate
taxes  increased  $14,936  or 7.35%  due  to  increased  property
valuation.   The  following table illustrates the  components  by
category:

                                           Increase
                                          (Decrease)

     Salaries & wages                   3,270     1.25%
     Maintenance & repairs            (75,818)   39.80%
     Utilities                          2,215     1.25%
     Real estate taxes                 14,936     7.35%
     General administrative             8,310     9.62%
     Contract services                  2,234     2.54%
     Insurance                         (5,299)    5.20%
     Interest                          (9,971)    1.71%
     Depreciation and amortization          0     0.00%
     Property management fees           5,938     6.22%
     Net Increase (Decrease)          (54,185)    2.36%



THIRD QUARTER 2006 COMPARED TO THIRD QUARTER 2005

Revenue from property operations increased $28,362, or 4.33%, for the third quarter of 2006, as compared to the 2005-third quarter. The increase in rental income of $21,811 or 3.45% is primarily due to an increase in occupancy. The increase in other income of $6,551 or 27.31% is primarily due to an increase in late and other fee collections from the properties. The following table illustrates the components:

                       Increase      Percent
                      (Decrease)     Change

     Rental income      21,811        3.45%
     Other property      6,551       27.31%
     Net Increase       28,362        4.33%
     (Decrease)

Property operating expenses decreased $21,489 or 2.76%, for the third quarter of 2006, as compared to the same period in 2005. Maintenance & repairs decreased $22,792 or 33.92% due to roof repairs in the prior year. Salaries and wages decreased $5,716 or 6.17% due to fewer maintenance employees. General & Administrative increased $2,726 or 8.54% due to increased advertising. Real estate taxes increased $3,734 or 5.41% due to increased property valuation. The following table illustrates the components by category:

                                  Increase      Percent
                                 (Decrease)     Change

     Salaries & wages              (5,716)       6.17%
     Maintenance & repairs        (22,792)      33.92%
     Utilities                      2,249        3.99%
     Real estate taxes              3,734        5.41%
     General administrative         2,726        8.54%
     Contract services              1,195        4.02%
     Insurance                       (833)       2.37%
     Interest                      (3,389)       1.75%
     Depreciation and amortization      0        0.00%
     Property management fees       1,337        4.08%
     Net Increase                 (21,489)       2.76%
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

     As of September 30, 2006, the Partnership had $239,039 in cash and cash equivalents as compared to $178,644 as of December
31, 2005. The net increase in cash of $60,395 is principally due to cash flow from operating activities.

     Each asset of the fund refinanced its debt during July 1997. The fund retired debt with a face value of $6,500,000 and replaced with debt of $10,800,000. The new mortgages in the amounts of $4,000,000, and $6,800,000 carry interest rates of 7.8% and 7.92% respectively. The notes come due August 2007. The Partnerships required principal payments due under the stated terms of the Partnerships mortgage notes payable are $177,870, and $9,576,345 for each of the next two years.

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

     (B)  Reports on Form 8-K for the quarter ended September 30, 2006.
     None




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

     Date:     October 4, 2006




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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  October 4, 2006








                                             Exhibit 32.1

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of American Republic Realty Fund I ("the Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  October 4, 2006