Form 10-Q/A
period 2006-09-30
AMERICAN REPUBLIC REALTY FUND I
filed 2006-10-20
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q / A
Amendment No. 1

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

Yes:                               No:         N

REGISTRANT IS A LIMITED PARTNERSHIP

EXPLANATORY NOTE

Item 2 of Part I of the Partnership's Form 10-Q for the quarter ended September 30, 2006, is amended and restated as set forth below. This amendment is being filed to modify the "Liquidity and Capital Resources" section of Item 2. The modification reflects events that occurred after September 30, 2006, but prior to the filing of the original third quarter Form 10-Q report on October 17, 2006, the disclosure of which was inadvertently omitted from the original report. This amendment also reflects a small correction to the amount of the increase in general and administrative expense described in Item 2, which was correctly stated in the Financial Statements in Item 1 of the original report. This amendment does not reflect any event occurring subsequent to the filing date of the original report on October 17, 2006.

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

	Increase (Decrease)	Percent Change

Rental income	108,992	5.89%
Other property	11,963	19.74%
Net Increase	120,955	6.33%

Property operating expenses decreased $53,935 or 2.35%, for the first nine months of 2006, as compared to the same period in 2005. Maintenance & repairs decreased $75,818 or 39.8% due to one-time expenses in 2005. General and administrative increased $8,560 or 9.91% due to increased advertising. Real estate taxes increased $14,936 or 7.35% due to increased property valuation. The following table illustrates the components by category:
	Increase (Decrease)

Salaries & wages	3,270	1.25%
Maintenance & repairs	(75,818)	39.80%
Utilities	2,215	1.25%
Real estate taxes	14,936	7.35%
General administrative	8,560	9.91%
Contract services	2,234	2.54%
Insurance	(5,299)	5.20%
Interest	(9,971)	1.71%
Depreciation and amortization	0	0.00%
Property management fees	5,938	6.22%
Net Increase (Decrease)	(53,935)	2.35%

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
	Increase (Decrease)	Percent Change

Rental income	21,811	3.45%
Other property	6,551	27.31%
Net Increase (Decrease)	28,362	4.33%

Property operating expenses decreased $21,239 or 2.73%, for the third quarter of 2006, as compared to the same period in 2005. Maintenance & repairs decreased $22,792 or 33.92% due to roof repairs in the prior year. Salaries and wages decreased $5,716 or 6.17% due to fewer maintenance employees. General & Administrative increased $2,976 or 9.32% due to increased advertising. Real estate taxes increased $3,734 or 5.41% due to increased property valuation. The following table illustrates the components by category:
	Increase (Decrease)	Percent Change

Salaries & wages	(5,716)	6.17%
Maintenance & repairs	(22,792)	33.92%
Utilities	2,249	3.99%
Real estate taxes	3,734	5.41%
General administrative	2,976	9.32%
Contract services	1,195	4.02%
Insurance	(833)	2.37%
Interest	(3,389)	1.75%
Depreciation and amortization	0	0.00%
Property management fees	1,337	4.08%
Net Increase (Decrease)	(21,239)	2.73%

LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partner's primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if any assets should be considered for disposal. In the first week of October 2006, the Partnership received an offer to purchase the Partnership's Forestwood property located in Texas at a price the General Partner considers very attractive. The General Partner has entered into negotiations for the sale of the property, which is subject to a mortgage that provides for a significant prepayment penalty if the loan is paid prior to February 2007. The General Partner is optimistic that a sale could be completed by early 2007, and if so, net proceeds of approximately $300 per Partnership unit could be distributed to the Limited Partners.

As of September 30, 2006, the Partnership had $239,039 in cash and cash equivalents as compared to $178,644 as of December 31, 2005. The net increase in cash of $60,395 is principally due to cash flow from operating activities.

Each asset of the fund refinanced its debt during July 1997. The fund retired debt with a face value of $6,500,000 and replaced it with debt of $10,800,000. The new mortgages in the amounts of $4,000,000, and $6,800,000 carry interest rates of 7.8% and 7.92% respectively. The notes come due August 2007. The Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable are $177,870 in 2006 and $9,576,345 in 2007.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding any balloon mortgage payments in 2007), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership balloon mortgage payments will be proceeds from the sale, financing or refinancing of the Properties.

Part II

Item 6.    Exhibits

Number          Description

31.1     Certification pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                   AMERICAN REPUBLIC REALTY FUND I
                                                                                                   a Wisconsin limited partnership

                                                                                                   By:     /s/ Robert J. Werra
                                                                                                              Robert J. Werra,
                                                                                                              General Partner

Date: October 20, 2006