Form 10-K
period 2006-12-31
AMERICAN REPUBLIC REALTY FUND I
filed 2007-03-30
CIK 711512

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington D. C.  20549


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                            Act of 1934
                       Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                       Exchange Act of 1934

            For the Fiscal year ended December 31, 2006
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

Item 1.  Business

      The Registrant, American Republic Realty Fund I, (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated December 22, 1982. As of December 31, 2006, the Partnership consisted of an individual general partner, Mr. Robert J. Werra, (the "General Partner") and 574 limited partners owning 11,000 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced May 2, 1983 and ended April 17, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #0-11578) as amended.

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


Item 2.  Properties

     At December 31, 2006 the Partnership owned two properties with approximately 416,623 net rentable square feet. Both properties are apartment communities.



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



On February 26, 2007 American Republic Realty Fund sold the Forestwood
apartments  located  in  Bedford Texas for $9,725,000.   This  sale
yielded a distribution to the limited partners of $350 per partnership unit.

On March 16, 2007 American Republic Realty Fund entered into a purchase agreement to sell the Four Winds apartments located in Orange Park Florida for a sales price of $10,450,000 less certain amounts not to exceed approximately $203,500. The partnership expects the sale to take place in the second quarter of 2007.


                          Occupancy Rates
                           December 31,
                              Percent



                        2002   2003   2004   2005   2006
Four Winds I & II      89.6%  94.2%  81.8%  95.5%  95.4%
Forestwood             93.2%  84.4%  90.9%  84.8%  89.4%


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


Item 3.  Legal Proceedings

    None.


Item 4.  Submission of Matters to a Vote of Security Holders

    In response to a consent solicitation to remove the general partner which initiated during the fourth quarter of 2006 by Everest Management, LLC and affiliates ("Everest"), the Partnership sent consent revocation materials to the limited partners requesting their revocation of any consents they may have given to remove of the general partner. Prior to the commencement by Everest of its consent solicitation, the general partner had disclosed to the limited partners the intention and plans of the general partner to sell the Partnership's two remaining properties and to distribute to partners the net proceeds as soon as possible and in a prudent manner that would avoid Partnership prepayment penalties on the loans that financed the properties. Despite this disclosure and the Partnership's entry into an agreement in December 2006 to sell one of its properties, Everest sought a written commitment from the general partner to sell the remaining properties and distribute the proceeds to the partners.

    In order to avoid additional costs and expenses to the Partnership and Everest, on February 23, 2007, the Partnership and Everest entered an agreement regarding Everest's consent solicitation. Under the terms of the agreement, the general partner agreed to use
reasonable   efforts   to  complete  the  pending   sale   of   the
Partnership's Forestwood apartments property and to enter into an agreement to sell at the then contemplated price, or list for sale with a national brokerage firm, the remaining Four Winds apartment
property.   If these actions were taken by March 15, 2007,  Everest
agreed to terminate its consent solicitation. In addition, the general partner and Everest agreed that if both properties were not sold by July 15, 2007, and the net proceeds (minus a $50,000 reserve) were not distributed to the partners by November 1, 2007, Everest could either (1) offer to sell to the general partner at fair market value all of Everest's limited partnership units or (2) demand that the general partner be replaced as the Partnership's general partner, and upon such replacement Everest would purchase
from   the  general  partner  at  fair  market  value  all  limited
partnership  units owned by the general partner.   If  the  general
partner elected not to accept Everest's offer (if made) to sell its limited partnership units or if Everest instead demanded the replacement of the general partner, then the general partner agreed, subject to certain requirements relating to its having no liability under any refinancing of Partnership properties, to cooperate with Everest and recommend that the limited partners
approve  Everest's designee as a replacement general partner.   The
Partnership has completed the sale of the Forestwood property and distributed the net proceeds to the limited partners, and has entered into a definitive purchase and sale agreement to sell the Four Winds property, which the general partner expects will close in the second quarter of 2007.


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

                              PART II

Item 5.   Market for the Partnership's Securities and Related Unit
     Holder Matters

The Partnership's outstanding securities are in the form of Limited Partnership Interests ("Interests"). The distribution period for the sale of the Interests began May 2, 1983, and closed April 17, 1984. As of December 31, 2006 there were approximately 574 limited partners owning 11,000 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

Although a public market for trading Interests has not developed, MP Value Fund 5, LLC acquired 1,444.5 units, approximately 13.1%, of the outstanding Interests of the partnership during 1999. During 2003 MP Value Fund 5, LLC transferred these units to Branzan
Alternative Investment Fund LLLC. During 2004 these units were transferred to Everest Management. During 2002 and 2003 Equity Resources acquired 617.5 units or 5.6% of the fund. During 2005 Everest acquired 556.5 units. During 2006 Everest acquired an additional 76 units bringing Everest Management total ownership to 3,394.5 units or 30.86% of the outstanding interests of the partnership as of December 31, 2006.

The General Partner continues to review the Partnership's ability to make distributions on a quarter-by-quarter basis. On March 7, 2007 the partnership issued a distribution of $350 per limited partnership unit using proceeds from the sale of Forestwood apartments. The partnership anticipates future distributions will based on cash flow and asset sales.

An analysis of taxable income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:

YEARS  INCOME    GAIN   LOSS       CASH
                               DISTRIBUTED
 1984    $0       $0     $342        $0
 1985     0        0     $291         0
 1986     0        0     $271         0
 1987     0        0     $279         0
 1988     0      $43      $63         0
 1989     0      $38     $127         0
 1990     0        0     $126         0
 1991     0        0     $122         0
 1992  $121        0        0         0
 1993    $2   $1,071        0         0
 1994   $17        0        0         0
 1995     0  (a)   0        0         0
 1996   $45        0        0         0
 1997    $0        0      $70         0
 1998    $0        0      $48         0
 1999     0        0       39         0
 2000   $46                           0
 2001   $47                         $50
 2002   $29                         $25
 2003   $15                          $0
 2004    $1                          $0
 2005   $12                          $0
 2006   $20                          $0

(a) For Federal Income Tax purposes income only was reallocated in accordance with the regulations promulgated thereunder of the Internal Revenue code of 1986 as amended.

Item 6:   Selected Financial Data

The following table sets forth selected financial data regarding the Partnership's results of operations and financial position as of the dates indicated. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 hereof and Financial Statements and notes thereto contained in Item 8. This data for prior years has been adjusted to reflect the Forestwood Apartment property included in assets held for sale.



                                    2006   2005   2004   2003   2002

Limited Partner Units Outstanding 11,000 11,000 11,000 11,000 11,000


Statement of Operations
  Total Revenues                  $1,209 $1,100   $989 $1,051 $1,024
  Net Income (Loss) from
   continuing operations            (226)  (435)  (485)  (337)  (217)
  Limited Partner Net Income
   (Loss) per Unit-Basic          (20.34)(39.16)(43.73)(30.30)(19.54)
  Cash Distributions to Limited
   Partners per Unit-Basic             0      0      0      0     25


Balance Sheet:
  Real Estate, net                 1,206 $1,388 $1,502 $1,725 $1,939
  Real estate, held-for-sale,
   net                             2,623  2,825  2,746  3,100  3,445
  Total Assets                     4,191  4,570  5,160  5,812  6,305
  Mortgages Payable                3,541  3,608  3,670  3,727  3,779
Liabilities related to assets
   held for sale                   6,271  6,387  6,249  6,344  6,432
  Partner's Deficit               (5,800)(5,574)(5,139)(4,653)(4,316)



Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 - "Selected Financial Data" and Item 8 - "Financial Statements and Supplemental Information."

Forestwood apartments was moved to discontinued operations as of October 2006 when a contract for the sale of the property was executed.

Results of Operations: 2006 VERSUS 2005 -

Revenue from Property Operations increased $109,729 or 10.0% as compared to 2005. This increase is primarily attributed to a $104,005 increase in rental revenue, which was principally due to an increase in rental rates. The increase in other revenue of $5,724 was principally caused by an increase in fees from tenants. The following table illustrates the increases:

                  Increase

Rentals           104,005
Fees and other      5,724
Net Increase      109,729

Property operating expenses for 2006 increased $78,213 or 8.7%. General and administrative expenses increased $96,630 or 44.4% primarily due to legal fees incurred. Utilities decreased $4,188 or 5.4% primarily due to lower gas rates. Real estate taxes increased $1,253 or 1.3% due to higher assessed valuations. Maintenance and repairs decreased $18,296 or 10.9% due primarily to deferred maintenance projects performed in prior years. Administrative service fees are paid to an affiliate of the general partner and represent reimbursements for accounting and bookkeeping costs. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note C to the Financial Statements and Schedule Index contained in Item 8). The following table illustrates the increases or (decreases):

                                     Increase
                                    (Decrease)

General and administrative            96,630
Property management fee to affiliate   5,485
Real estate taxes                      1,253
Depreciation and amortization         (1,756)
Utilities                             (4,188)
Advertising and marketing               (915)
Maintenance and repairs              (18,296)
 Net Increase                         78,213

Results of Operations: 2005 VERSUS 2004 -

This data has been adjusted to reflect the Forestwood Apartment property included in assets held for sale.

Revenue from Property Operations increased $111,072 or 11.2 as compared to 2004. This increase is primarily attributed to a $97,148 increase in rental revenue, which was principally due to an increase in occupancy and rental rates. The increase in other revenues of $13,924 was principally caused by an increase in fees from tenants. The following table illustrates the increases:

                  Increase

Rental income      $97,148
Fees & Other        13,924
Net Increase      $111,072

Property operating expenses for 2005 increased $62,196 or 7.4%. Maintenance and repairs increased $37,202 or 28.4% due primarily to exterior painting. Utilities increased $14,690 or 23.6% primarily due to higher sewer rates. General and administrative expenses decreased $16,384 or 7.0% primarily due to decreased insurance and payroll costs. Real estate taxes increased $13,364 or 16.2% due to higher assessed valuations. Administrative service fees are paid to an affiliate of the general partner and represent reimbursements for accounting and bookkeeping costs. Property management fees are paid to an affiliated entity and represent approximately 5% of gross revenues (see Note C to the Financial Statements and Schedule Index contained in Item 8). The following table illustrates the increases or (decreases):

                                       Increase
                                      (Decrease)
Maintenance and repairs                37,202
Utilities                              14,690
Real estate taxes                      13,364
Property management fee to affiliate    5,569
Depreciation and amortization           5,265
Advertising and marketing               2,490
General and administrative           $(16,384)
  Net Increase                        $62,196




Liquidity and Capital Resources

On  February  26,  2007 American Republic Realty  Fund  sold  the
Forestwood  apartments located in Bedford Texas  for  $9,725,000.
This sale yielded a distribution to the limited partners of $350 per partnership unit.

On March 16, 2007 American Republic Realty Fund entered into a purchase agreement to sell the Four Winds apartments located in Orange Park Florida for a sales price of $10,450,000 less certain amounts not to exceed approximately $203,500. The partnership expects the sale to take place in the second quarter of 2007.

As of December 31, 2006, the Partnership had $143,827 in cash and cash equivalents as compared to $178,644 as of December 31, 2005. The decrease of $34,817 cash on hand reflects the cash used for capital expenditures and mortgage principal payments. See Note C to the Financial Statements contained in Item 8 for information regarding related party transactions.

The sole remaining property is encumbered by a non-recourse mortgage note as of December 31, 2006. This mortgage payable has a carrying value of $3,541,623 at December 31, 2006. The mortgage note was entered into during 1997 to refinance a mortgage note.

For the foreseeable future, unless the property under contract is sold, the Partnership anticipates that mortgage principal payments (excluding any balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund balloon mortgage payments will be proceeds from the sale, or refinancing of the Property.

The Partnership's required principal payments due under the stated terms of the Partnership's mortgage notes payable and notes payable to affiliates are $3,541,623 for the next year.

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

Item 8 Financial Statements and Supplemental Information






















                 AMERICAN REPUBLIC REALTY FUND I
                CONSOLIDATED FINANCIAL STATEMENTS
   AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                   December 31, 2006 and 2005

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                            Page

  Report of Independent Registered Public Accounting Firm     2

      Consolidated Financial Statements

    Consolidated Balance Sheets as of December 31, 2006 and
     2005                                                     3

    Consolidated Statements of Operations for the years
     ended December 31, 2006, 2005 and 2004                   4

    Consolidated Statements of Partners' Equity (Deficit)
     for the years ended December 31, 2006, 2005 and 2004     5

    Consolidated Statements of Cash Flows for the years
     ended December 31, 2006, 2005 and 2004                   6

    Notes to Consolidated Financial Statements                7

    Schedule III - Real Estate and Accumulated Depreciation  15


   All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the consolidated financial statements or notes thereto.




    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the General Partner and Limited Partners of
    American Republic Realty Fund I

We have audited the accompanying consolidated balance sheets of American Republic Realty Fund I and subsidiary, a Wisconsin limited partnership (the "Partnership") as of December 31, 2006 and 2005, and the related consolidated statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Republic Realty Fund I as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.
Schedule III for the year ended December 31, 2006 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



Farmer Fuqua & Huff, P.C.

March 16, 2007
Plano, Texas
                AMERICAN REPUBLIC REALTY FUND I
                  CONSOLIDATED BALANCE SHEETS
                          December 31,


                             ASSETS
                                                2006         2005

Investments in real estate at cost
      Land                                  $583,000     $583,000
      Buildings, improvements and
       furniture and fixtures              6,418,890    6,349,751

                                          7,001,890     6,932,751
     Accumulated  depreciation           (5,796,342)   (5,544,662)

                                          1,205,548     1,388,089

Real estate held-for-sale,net of
  depreciation                            2,622,557     2,824,502

Cash   and   cash  equivalents              143,827       178,644
Escrow deposit                              155,218       103,061
Deferred financing costs, net of
  accumulated amortization of
  $217,691 and $195,018, respectively        11,470        34,413
Prepaid expenses                             52,524        40,962

TOTAL ASSETS                              4,191,144     4,569,671


               LIABILITIES AND PARTNERS' DEFICIT

Mortgages payable                         3,541,623     3,608,073
Liabilities related to assets
  held-for-sale                           6,270,920     6,386,931
Amounts due affiliates                        3,638           695
Accounts payable and accrued expenses       140,837       116,622
Security deposits                            34,143        31,363

TOTAL LIABILITIES                         9,991,161    10,143,684

PARTNERS' DEFICIT                        (5,800,017)   (5,574,013)

TOTAL LIABILITIES AND PARTNERS' DEFICIT  $4,191,144    $4,569,671


                AMERICAN REPUBLIC REALTY FUND I
             CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended December 31,

                                     2006       2005       2004
PROPERTY REVENUE
 Rentals                       $1,163,043 $1,059,038   $961,890
 Fees and other                    46,874     41,150     27,226

 Total property revenues        1,209,917  1,100,188    989,116

OPERATING EXPENSES
 Depreciation and amortization    263,173    264,929    259,664
 General and administrative       314,314    217,684    234,068
 Real estate taxes                 97,001     95,748     82,384
 Maintenance and repairs          149,769    168,065    130,863
 Utilities                         72,851     77,039     62,349
 Property management fee to
  affiliate                        60,514     55,029     49,460
 Advertising and marketing         11,878     12,793     10,303
 Administrative  service  fee
  to  general  partner              6,096      6,096      6,096

   Total operating expenses       975,596    897,383    835,187

OPERATING INCOME                  234,321    202,805    153,929

FINANCIAL INCOME AND (EXPENSE)
 Interest income                    5,358      2,453        346
 Interest  expense               (278,656)  (283,659)  (288,287)
 Total other income and expense  (273,298)  (281,206)  (287,941)

NET LOSS FROM CONTINUING
  OPERATIONS                     $(38,977)  $(78,401) $(134,012)

NET LOSS FROM DISCONTINUED
  OPERATIONS (SEE NOTE H)        (187,027)  (356,750)  (351,908)

NET  LOSS                       $(226,004)  (435,151)  (485,920)

NET LOSS PER LIMITED PARTNERSHIP
 UNIT - BASIC

 Net loss per unit - basic        $(20.34)   $(39.16)   $(43.73)

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC               11,000     11,000     11,000


              AMERICAN REPUBLIC REALTY FUND I
      CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 2006, 2005 and 2004


                                General      Limited
                                Partner      Partners      Total

Balance, January 1, 2004       $37,759    (4,690,701)  (4,652,942)

Net  loss                       (4,859)     (481,061)    (485,920)

Balance, December 31, 2004     $32,900  $(5,171,762)  $(5,138,862)

Net  loss                       (4,352)    (430,799)     (435,151)

Balance,  December 31, 2005    $28,548  $(5,602,561)  $(5,574,013)

Net  loss                       (2,260)    (223,744)     (226,004)

Balance,  December 31, 2006    $26,288  $(5,826,305)  $(5,800,017)











                AMERICAN REPUBLIC REALTY FUND I
             CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended December 31,


                                      2006       2005       2004

CASH FLOWS FROM OPERATING
  ACTIVITIES
 Net loss                        $(226,004) $(435,151) $(485,920)
 Adjustments to reconcile net
  loss to net cash provided by
  operations:
 Depreciation and amortization     550,309    669,735    664,958
 Change in assets and liabilities:
  Prepaid expenses                 (11,562)     7,058     (4,643)
  Escrow deposits                  (15,346)   (57,890)   (55,144)
  Accounts payable and accrued
   expenses                         12,053      4,780     (6,440)
    Security deposits               10,351      4,824     (5,748)

 Net  cash provided by operating
  activities                       319,801    193,356    107,063

CASH FLOWS FROM INVESTING
  ACTIVITIES
 Investments in real estate       (107,366)  (172,438)   (64,958)
 Net proceeds from (payments to)
  reserve for replacement          (72,325)   (31,142)    29,686

 Net cash used for investing
  activities                      (179,691)  (203,580)   (35,272)

CASH FLOWS FROM FINANCING
  ACTIVITIES
 Payments on mortgages payable    (177,870)  (164,442)  (152,028)
 Proceeds from (payments on)
   amounts due affiliates            2,943       (561)    (1,196)

 Net cash used for financing
  activities                      (174,927)  (165,003)  (153,224)

 Net decrease in cash and cash
   equivalents                     (34,817)  (175,227)   (81,433)

 Cash and cash equivalents at
  beginning of period              178,644    353,871    435,304

 Cash  and cash equivalents at
  end of period                   $143,827   $178,644   $353,871

 Supplemental disclosure of
  cash flow information:
 Cash  paid during the year
  for interest                    $761,877   $775,303   $787,717


                AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

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

     An  aggregate of 20,000 units is authorized, of which 11,000 were  outstanding for each of the three years ended December
     31,  2006.   Under the terms of the offering, no  additional
     units will be offered.

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



                 AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

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



                  AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

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

     There was no charge to earnings during 2006 due to an impairment of real estate.


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

                 AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation or Securities Investor Protection Corporation, where applicable. Management does not believe significant credit risk exists at December 31, 2006.

     At December 31, 2006 and 2005, included in cash and cash equivalents is $100,095 and $141,792, respectively, which is cash held in a pooled account of the property's management company, as a fiduciary, in a financial institution and could be at risk.

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

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the consolidated financial statements. For the years ended December 31, 2006, December 31, 2005, and December 31, 2004, the Partnership's comprehensive income (loss) was equal to its net income (loss) and the Partnership does not have income meeting the definition of other comprehensive income.
                 AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

NOTE B - MORTGAGES PAYABLE

     Mortgage payable at December 31, 2006 and 2005, consisted of the following:

                                              2006         2005
Mortgage  note, original face  value  of
$4,000,000,    payable    in     monthly
installments  of principal and  interest
of  $28,795 bears interest at a rate  of
7.8%  and  matures August  1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $3,500,406  is  due.  This
mortgage note is secured by real  estate
assets   with  a  net  book   value   of
approximately $1,205,548                  3,541,623     3,608,073

                                         $3,541,623    $3,608,073


     At December 31, 2006, required principal payments due under the stated terms of the Partnership's mortgage notes payable are as follows:

              2007                      $3,541,623
              2008                             ---
              2009                             ---
              2010                             ---
              2011                             ---
              Thereafter                       ---

                                        $3,541,623

     Included in liabilities relating to assets held for sale is a mortgage payable at December 31, 2006 and 2005, consisting of the following:

Mortgage  note, original face  value  of
$6,800,000,    payable    in     monthly
installments  of principal and  interest
of  $49,517, bears interest at a rate of
7.92%  and  matures August 1,  2007,  at
which   time   a  lump-sum  payment   of
approximately $5,965,548 is  due.   This
mortgage note is secured by real  estate
assets included in real estate held  for
sale   with   a   net  book   value   of
approximately $2,148,231                  $6,034,723   $6,146,143



                 AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements earned by an affiliate of the general partner in 2006, 2005 and 2004:

                                      2006      2005      2004

     Property management fee       $60,514   $55,029   $49,460
     Administrative service fee      6,096     6,096     6,096

     Discontinued operations includes fees and reimbursements earned by an affiliate of the general partner for property management fees and administrative service fees totaling $82,177, 79,145 and 81,372 for 2006, 2005 and 2004, respectively.

NOTE D - ACCUMULATED AMORTIZATION

     At December 31, 2006, amortization expense for deferred financing costs over the next five years is as follows:

              2007                          11,470
              2008                             ---
              2009                             ---
              2010                             ---
              2011                             ---
              Thereafter                       ---

                                           $11,470


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


                 AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

NOTE F - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying consolidated financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2006 would have been as follows:



        Net loss per accompanying consolidated       $ (226,004)
     financial statements

        Add - book basis depreciation using             527,366
     straight-line method

        Deduct - income tax basis depreciation
     expense using

              ACRS method                               (86,612)



        Excess of revenues over expenses,            $  214,750
     accrual income tax basis


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

     Management has reviewed the carrying values of its mortgages payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2006 and 2005.

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


                 AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

NOTE H - REAL ESTATE HELD FOR SALE & DISCONTINUED OPERATIONS

     Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standard No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets," which established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. This statement requires that the operations related to properties that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented and properties to be sold are to be designated as " held for sale" on the balance sheet.

     In October 2006, the Partnership entered into a purchase and sale agreement to sell the Partnership's property located in Bedford, Texas to a third party for $9,725,000. As a result, the property and related assets and liabilities are classified as held for sale on the balance sheets and the property's operations are included in discontinued operations in the statements of operations for each of the years presented. The sale is expected to close in the first quarter of 2007.

     Real estate held-for-sale includes the following:

                                        2006         2005
     Property at net book value   $2,148,231   $2,385,689
     Escrow deposits                 474,326      438,813
     Real  estate  held-for
      sale, net of depreciation   $2,622,557  $ 2,824,502

     Liabilities relating to assets held-for-sale include:

                                        2006         2005
     Mortgage payable             $6,034,723   $6,146,143
     Real estate taxes payable       188,970      201,131
     Security deposits                47,227       39,657
     Liabilities related to
     assets held-for-sale         $6,270,920   $6,386,931

     The operations of the property for the years ending December 31, 2006, 2005 and 2004 are included in discontinued operations in the statements of operation. The following table summarizes the revenue and expense information for the discontinued operations.

                                 2006        2005        2004

   Rents and other property
    revenues               $1,516,180  $1,456,207  $1,500,900
   Operating expenses       1,222,275   1,322,844   1,354,682
   Operating income (loss)    293,905     133,363     146,218
   Other income (expense)    (480,932)   (490,113)   (498,126)
   Net loss from
   discontinued operations  $(187,027)  $(356,750)  $(351,908)

                 AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

NOTE I - QUARTERLY DATA (UNAUDITED)

     The table below reflects the partnership's selected quarterly information for the years ended December 31, 2006 and 2005.

                                 Year ended December 31, 2006
                              First    Second     Third    Fourth
                            Quarter   Quarter   Quarter   Quarter


Rents  and other property
 revenues                  $296,017  $310,753  $302,350  $300,797
Operating expenses          218,790   235,192   235,324   286,290

Operating income             77,227    75,561    67,026    14,507
Other income/(expense)      (70,470)  (70,156)  (69,890)  (62,782)
Net income (loss) from
continuing operations         6,757     5,405    (2,864)  (48,275)
Net income (loss) from
discontinued operations     (82,988)  (68,423)  (70,778)   35,162
Net loss                    (76,231)  (63,018)  (73,642)  (13,113)
Loss  allocable to limited
 partnership unit           (75,469)  (62,388)  (72,906)  (12,982)
Loss  per limited unit-basic
 and diluted                 $(6.86)   $(5.67)   $(6.63)   $(1.18)


                                 Year ended December 31, 2005
                              First    Second     Third    Fourth
                            Quarter   Quarter   Quarter   Quarter


Rents and other property
 revenues                  $243,337  $266,963  $292,130  $297,758
Operating expenses          211,241   252,986   254,977   178,179
Operating income             32,096    13,977    37,153   119,579
Other income/(expense)      (71,448)  (71,209)  (70,942)  (67,607)
Net   income  (loss)  from
 continuing operations      (39,352)  (57,232)  (33,789)   51,972
Net loss from discontinued
 operations                 (67,009) (100,945)  (89,454)  (99,342)
Net loss                   (106,361) (158,177) (123,243)  (47,370)
Loss  allocable to limited
 partnership unit          (105,297) (156,595) (122,011)  (46,896)
Loss  per limited  unit-
 basic and diluted           $(9.57)   (14.24)   (11.09)    (4.26)


                 AMERICAN REPUBLIC REALTY FUND I
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

NOTE J - SUBSEQUENT EVENT


   On March 15, 2007, the Partnership entered into a purchase and sale agreement to sell the Florida property of the Partnership for a sales price of $10,450,000 less a credit in an amount not greater than $3,500 for an updated survey and a payment to the purchaser of $200,000 for reimbursement of the purchaser's closing and due diligence costs and expenses and credit toward roof replacement. The property has a net book value of $1,205,548 and an outstanding mortgage payable of $3,541,623 at December 31, 2006. The closing of the sale is expected to take place in the second quarter of 2007.




AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2006


                                 Initial Cost
                                 to Partnership

Description   Encumbrances      Land      Building         Total
                                            and       Subsequent to
                                        Improvements    Acquisition
26  two-story
apartment
buildings  of
concrete block
construction
with   stucco
and     cedar
exterior  and
gabled  roofs
located    in
Jacksonville,
Florida            (b)       $583,000     $5,686,771     $732,119


                                   Gross Amounts at Which
                                  Carried at Close of Year

Description       Land      Buildings
                              and                      Accumulated
                          Improvements     Total       Depreciation
                                           (c)(d)          (c)


26  two-story
apartment
buildings  of
concrete block
construction
with   stucco
and     cedar
exterior  and
gabled  roofs
located    in
Jacksonville,
Florida          $583,000   $6,418,890    $7,001,890    $5,796,342


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




See notes to Schedule III.

AMERICAN REPUBLIC REALTY FUND I
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2006


NOTES TO SCHEDULE III:

(a) See Note A to consolidated financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the consolidated financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2006, 2005 and 2004 is as follows:

                              Investments in   Accumulated
                               Real Estate     Depreciation

Balance, January  1, 2004        $6,768,361   $5,043,055
       Acquisitions                  25,281          ---
       Depreciation expense             ---      248,171

Balance, December 31, 2004       $6,793,642   $5,291,226
       Acquisitions                 139,109          ---
       Depreciation expense             ---      253,436

Balance, December 31, 2005       $6,932,751   $5,544,662
        Acquisitions                 69,139          ---
        Depreciation expense            ---      251,680

Balance, December 31, 2006       $7,001,890   $5,796,342


(d) Aggregate cost for federal income tax purposes is $6,958,714.


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

    Robert J. Werra, 67, the General Partner, Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

    Item 11.  Management Renumeration and Transactions

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

      For the years ended December 31, 2006, 2005, and 2004, property management fees and administrative service fees totaled $66,610; $61,125; and $55,556, respectively.
      Discontinued operations includes fees and reimbursements earned by an affiliate of the general partner for property management fees and administrative service fees totaling $82,177, 79,145 and 81,372 for 2006, 2005 and 2004, respectively.

          Item 12.  Security Ownership of Certain Beneficial Owners and
     Management

           (a) Except as listed below, the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.

                             Amount and Nature
 Title            Name of           of Beneficial     Percent
of Class      Beneficial Owner         Ownership      of Interest

Limited       Everest Management        3,394.5         30.9%
Partnership
Interests
              Equity Resources            617.5          5.6%

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

(d)   There  is no arrangement, other than the agreement discussed  in
   Item 4 Submission of Matters to a Vote of Security Holders, with Everest Management, that may at a subsequent date, result in a change
   in control of the Partnership.   The partnership has complied with all
   aspects of the agreement and believes that Everest as part of the agreement will rescind their solicitation.


    Item 13.  Certain Relationships and Related Transactions

None other than discussed in Item 11 and Note C to the financial statements at Item 8 elsewhere in this 10-K.

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Partnership for the years 2006 and 2005 by the Partnership's principal accounting firm, Farmer, Fuqua, & Huff, P.C.

     Type of Fees                2006           2005

     Audit Fees               $12,250        $11,500
     Audit related fees          ---            ---
     Tax fees                    ---            ---
     All other fees              ---            ---



                             PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

     (A)  1.  See accompanying Financial Statements Index

          2. Additional financial information required to be furnished:

     Schedule III - Real Estate and Accumulate Depreciation.

          3.  Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 2006.

          None

     (C)  Exhibits

          3. Certificate of Limited Partnership, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          4. Limited Partnership Agreement, incorporated by reference to Registration Statement No. 0-11578 effective May 2, 1983.

          9.   Not Applicable

          10.  Not Applicable

          11.  Not Applicable

          12.  Not Applicable

          13. Reports to security holders, incorporated by reference from Registrant's Quarterly Reports on Form 1O-Q, dated September 30, 2006.

          14.  Code of Ethics for Senior Financial Officers

          18.  Not Applicable

          19.  Not Applicable

          22.  Not Applicable

          23.  Not Applicable

          24.  Not Applicable

          25. Power of Attorney, incorporated by reference to Registration Statement No. 0-11578 effective
               May 2, 1983.

          28.  None

          31.  Certification
32.  Officers' Section 1350 Certification
(e)  Financial Statement Schedules excluded from the annual report
          None


    Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange  Act of 1934, the Registrant has     duly caused this  report
to be signed on its behalf by the undersigned, thereunto duly authorized.

                   AMERICAN REPUBLIC REALTY FUND I

                   ROBERT J. WERRA, GENERAL PARTNER



                             /s/  Robert J. Werra
    March 30, 2007

EXHIBIT 14

     Code of Ethics for Senior Financial Officers


     The principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer and controller (all, the partnership's "Senior Financial Officers") hold an important and elevated role in corporate governance, vested with both the responsibility and authority to protect, balance, and preserve the interests of all of the enterprise stakeholders, including shareholders, customers, employees, suppliers, and citizens of the communities in which business is conducted. Senior Financial Officers fulfill this responsibility by prescribing and enforcing the policies and procedures employed in the operation of the enterprise's financial organization and by acting in good faith and in the company's best interests in accordance with the partnership's Code of Business Conduct and Ethics.

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

     Senior Financial Officers will promptly bring to the attention of the General Counsel and to the Audit Committee:

     .    Fraud,   whether   or  not  material,   that   involves
          management  or  other employees who have a  significant
          role   in   the   partnership's  financial   reporting,
          disclosures or internal controls.

     . Information concerning a violation of this Code or the company's Code of Business and Ethics Conduct, including any actual or apparent conflicts of interest between personal and professional relationships, involving management or other employees who have a significant role in the partnership's financial reporting, disclosures or internal controls.

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

     Dated: March 30, 2007.
                              /s/ Robert J. Werra
                              ____________________________________


                                                       Exhibit 32

             Officers' Section 1350 Certifications

     The undersigned officer of American Republic Realty Fund, a Wisconsin limited partnership (the "Partnership"), hereby certifies that (i) the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of the Partnership, at and for the periods indicated.

     Dated: March 30, 2007.

                              /s/ Robert J. Werra
                              ______________________________________