Form 10-Q
period 2007-03-31
AMERICAN REPUBLIC REALTY FUND I
filed 2007-05-14
CIK 711512

3






               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For Quarter Ended March 31, 2007   Commission file
     number 0-11578

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

    Consolidated Balance Sheet as of March 31, 2007 and
    December 31, 2006                                 Page 3

     Consolidated Statements of Operations for the Three
     Months Ended March 31, 2007 and 2006                   Page
4

     Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 2007 and 2006                   Page
5


Item 2.  Results of Operations and Management Discussion and
Analysis of
     Financial Condition                               Page 7

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk      Page 8

Item 4.  Controls and Procedures                            Page
8

Part II

     Other Information                                 Page 9

Signatures                                             Page 10



The statements, insofar as they relate to the period subsequent to
December 31, 2006, are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                 AMERICAN REPUBLIC REALTY FUND I
              Condensed Consolidated Balance Sheets
                                          March 31      Decembe
                                                         r 31,
                                            2007          2006
                                          (Unaudit
                                            ed)

ASSETS
          Real estate held-for-                  $             $
          sale, net of depreciation       1,304,52       3,975,3
                                                 0            24
          Cash including cash              220,370       143,827
          investments
          Escrow deposits                      ---         7,999
          Prepaid Expenses                  24,914        52,524
          Deferred Financing Fees            2,873        11,470

                   TOTAL ASSETS           $1,552,6       $4,191,
                                                77           144


LIABILITIES AND PARTNERS' EQUITY:

LIABILIT
IES
          Liabilities related to                 $       $9,846,
          assets held-for-sale            3,583,49           686
                                                 0
          Amounts due affiliates            11,054         3,638
          Accounts payable &                56,762       140,837
          accrued expenses

         Total liabilities                3,651,30       9,991,1
                                                 6            61
PARTNERS CAPITAL  (DEFICIT)
          Limited Partners                (2,200,4       (5,826,
                                               31)          305)
          General Partner                  101,802        26,288

Total Partners Deficit                    (2,098,6       (5,800,
                                               29)          017)


TOTAL LIABILITIES AND PARTNER             $1,552,6       $4,191,
DEFICIT                                         77           144



                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Operations
                           (Unaudited)


                              Three Months Ended
                                   March 31,
REVENUES                        2007       2006

Other                                $          $
                                 3,517        527
Total revenues                   3,517        527

EXPENSES
General administrative             ---      2,725
Total expenses                     ---      2,725

Net Income (Loss) from           3,517    (2,198)
continuing operations

Gain on Sale of Asset         7,517,86        ---
                                     4
Income (Loss) from              30,007    (74,033
Discontinued Operations                         )

Net Income (Loss)             $7,551,3    ($76,23
                                    88         1)

NET LOSS PER UNIT _ Basic      $          $
                              679.62     (6.86)
Limited Partnership units       11,000     11,000
outstanding - Basic

    See Notes to Condensed Consolidated Financial Statements

                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Cash Flows
                           (Unaudited)
                                                Three Months Ended
                                                     March 31,
                                                2007           2006

CASH FLOWS FROM OPERATING ACTIVITY
Net Income (loss)                              $7,551,388     ($76,231)
Adjustments to reconcile net loss to net
cash
provided by operating activities:
    Depreciation and amortization                  60,245       170,735

    Net Effect of changes in operating
accounts
                      Escrow deposits               4,598        67,257
                      Prepaid expenses             27,610        22,144
                      Accrued real estate          23,499        82,440
taxes
                      Security deposits             1,661         2,424
                      Accounts payable           (84,075)     (202,894)
Net cash provided by operating activities       7,584,926        65,875

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Real Estate                             ---      (15,000)
Proceeds on sale of asset                     (3,648,363)           ---
  Net cash used for investing activities      (3,648,363)      (15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of mortgage notes payable        (17,436)      (43,167)
      Distributions to limited partners       (3,850,000)           ---
      Proceeds from amounts due                     7,416           894
affiliates
Net cash  used for financing activities       (3,860,020)      (42,273)

NET INCREASE IN CASH AND CASH EQUIVALENTS          76,543         8,602
CASH AND CASH EQUIVALENTS, BEGINNING OF           143,827       178,644
PERIOD

CASH AND CASH EQUIVALENTS, END OF PERIOD         $220,370      $187,246
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

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2007.


Real Estate Held For Sale & Discontinued Operations

     In January 2007, the Partnership entered into a purchase and sale agreement to the sell the Partnership's final property located in Florida to a third party for $10,450,000. As a result, as required by Financial Accounting Standard No. 144 , "Accounting for the Impairment or Disposal of Long-Lived Assets", the property and related assets and liabilities are classified as held for sale on the balance sheets and the property's operations are included in discontinued operations in the statements of operations for each of the periods presented. The sale is expected to close in the second quarter of 2007. In addition, in February 2007, the Partnership sold its property in Texas for $9,725,000 resulting in a gain of $7,517,864. The property's operations are included in discontinued operations in the statements of operations for each of the periods presented.

     Real estate held-for-sale includes the following:
                                     March     December
                                      31,        31,
                                     2007        2006
     Property at net book value    $ 1,153,  $ 3,353,77
                                        900           9
     Escrow deposits                 150,62     621,545
                                          0
     Real  estate  held-for-sale,  $ 1,304,  $ 3,975,32
     net of depreciation                520           4

     Liabilities relating to assets held-for-sale include:
                                     March     December
                                      31,        31,
                                     2007        2006
     Mortgage payable              $ 3,524,  $ 9,576,34
                                        187           6
     Real estate taxes payable       23,499     188,970
     Security deposits               35,804      81,370
     Liabilities    related    to  $ 3,583,  $ 9,846,68
     assets held-for-sale               490           6

     The operations of the properties for the three months ending March 31, 2007 and 2006 are included in discontinued operations in the statements of operations. The following table summarizes the revenue and expense information for the discontinued operations:

                                     2007        2006
     Rents   and  other  property  $ 552,21  $  656,839
     revenues                             2
     Operating expenses              374,13     539,387
                                          6
     Operating income (loss)         178,07     117,452
                                          6
     Other income (expense)          (148,0    (191,485
                                        69)           )
     Net   income   (loss)   from  $ 30,007  $ (74,033)
     discontinued operations


Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

At March 31, 2007 the Partnership owned one property with approximately 172,460 net rentable square feet. The property is an apartment community. The portfolio had an average occupancy of 92.9% for the first quarter of 2007, as compared to 95.5% for the first quarter of 2006.

FIRST THREE MONTHS 2007 COMPARED TO FIRST THREE MONTHS 2006

Revenue from property operations increased $2,990 or 567%, for the first three months of 2007, as compared to the first three months of 2006. Interest income accounted for all of the increase due to higher interest rates and higher invested balances. The following table illustrates the components:

                            Increas   Percen
                               e         t
                            (Decrea   Change
                              se)

Other property                2,990      567%
Net Increase                             567%
                            2,990

Property operating expenses decreased $2,725 or 100%, for the first three months of 2007, as compared to the same period in 2006. The decrease was entirely from decreased partnership mailing costs. The following table illustrates the components by category:

                            Increas
                               e
                            (Decrea
                              se)
General and administrative  (2,725)      100%
Net Increase                (2,725)      100%

 LIQUIDITY AND CAPITAL RESOURCES

     On March 16, 2007, the Registrant entered into a purchase and sale agreement with Four Winds Holdings LLC, a Florida limited liability company, to sell the Registrant's Four Winds Apartments Phase I and Phase II property located in Orange Park, Florida. The sale price of the property is $10,450,000, less (a) a credit in an amount not greater than $3,500 for the purchaser to obtain an updated survey and (b) a payment to the purchaser of $200,000 for reimbursement of the purchaser's closing and due diligence costs and expenses and credit toward roof replacement. The Registrant is not making any representations and warranties relating to the property.

     The purchaser has made a $50,000 earnest money payment and an additional earnest money payment of $100,000. The earnest money is non-refundable to the purchaser unless the Registrant does not own marketable title to the property, the updated survey depicts a materially adverse change from the prior survey, a materially adverse environmental condition exists on the property or the property is subject to material damage or condemnation.

     In the event of damage to the property prior to closing by fire or other casualty in an amount of $100,000 or less, then the purchaser will be obligated to close the purchase and sale and receive an assignment of insurance proceeds and a credit against the purchase price of the insurance deductible amount. In the event of casualty damage of more than $100,000 or a condemnation of a material portion of the property, then the purchaser or the Registrant each has the option to terminate the agreement, and if neither terminates the agreement, then the purchase and sale of the property will close with the purchaser receiving an assignment of the insurance proceeds (and credit against the purchase price of the insurance deductible amount) or the condemnation award.

     The agreement contains customary representations and covenants of the parties and proration at the closing of rents, taxes, utilities and operating expenses. The closing is scheduled on or before May 16, 2007, and may be extended by the purchaser for 30 days upon a non-refundable payment of $50,000 which will be applied to the purchase price. If the purchaser breaches the agreement or fails to close the purchase and sale, the
Registrant's  exclusive  remedy  will  be  termination   of   the
agreement and receipt of the purchaser's earnest money. The Registrant will pay a brokerage commission fee of $155,000 at closing.

     As of March 31, 2007, the Partnership had $220,370 in cash and cash equivalents as compared to $143,827 as of December 31, 2006. The net increase in cash of $76,543 is principally due to cash flow from operating activities.

     Four  Winds Apartments refinanced its debt during July 1997.
The note comes due August 2007. The Partnerships required principal payments due under the stated terms of the Partnerships mortgage notes payable are $3,524,187 for the next year.


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

     Date:     May 14, 2007


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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  May 14, 2007


                                             Exhibit 32.1

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of American Republic Realty Fund I ("the Partnership") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  May 14, 2007