Form 10-K/A
period 2006-12-31
AMERICAN REPUBLIC REALTY FUND I
filed 2007-05-22
CIK 711512

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

    Item 9a.  Controls and Procedures

     Based on their most recent evaluation, which was completed December 31, 2006, our Principal Financial Officer and Principal Executive Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.

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












                                                       Exhibit 31

                         CERTIFICATION


I, Robert J. Werra, certify that:

     1  .  I have reviewed this report on Form 10-K of American
Republic Realty Fund;

     2  .   Based on my knowledge, this report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3 . Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4 . The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15e) and have internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

          (a)   designed   such   disclosure    controls    and
     procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals; and

          (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

          (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent priod that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          e) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
     Date;

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

     Dated: March 30, 2007.
                              /s/ Robert J. Werra
                              ____________________________________


                                                       Exhibit 32

             Officers' Section 1350 Certifications

     The undersigned officer of American Republic Realty Fund, a Wisconsin limited partnership (the "Partnership"), hereby certifies that (i) the Partnership's Report on Form 10-K for the year ended December 31, 2006 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Partnership's Report on Form 10-K for the year ended December 31, 2006 fairly presents, in all material respects, the financial condition and results of operations of the Partnership, at and for the periods indicated.

     Dated: March 30, 2007.

                              /s/ Robert J. Werra
                              ______________________________________