Form 10-Q
period 2007-06-30
AMERICAN REPUBLIC REALTY FUND I
filed 2007-08-14
CIK 711512

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For Quarter Ended June 30, 2007    Commission file
     number 0-11578

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

    Consolidated Balance Sheet as of June 30, 2007 and
    December 31, 2006                                       Page 3

    Consolidated Statements of Operations for the Three and Six
    Months Ended June 30, 2007 and 2006                     Page 4

    Consolidated Statements of Cash Flows for the Three and Six
    Months Ended June 30, 2007 and 2006                     Page 5


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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                 AMERICAN REPUBLIC REALTY FUND I
              Condensed Consolidated Balance Sheets

                                          June 30      December 31,
                                            2007          2006
                                        (Unaudited)

ASSETS

       Real estate held-for-sale,
        net of depreciation          $        ---   $   3,975,324
       Cash including cash
        investments                     6,750,139         143,827
       Escrow deposits                        ---           7,999
       Prepaid Expenses                    36,026          52,524
       Deferred Financing Fees                ---          11,470

                  TOTAL ASSETS       $  6,786,165   $   4,191,144


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES

          Liabilities related to
           asset held-for-sale       $        ---   $   9,846,686
          Amounts due affiliates            3,800           3,638
          Accounts payable & accrued
           expenses                        11,700         140,837

          Total liabilities                15,500       9,991,161
PARTNERS CAPITAL  (DEFICIT)
          Limited Partners              6,580,170      (5,826,305)
          General Partner                 190,495          26,288

Total Partners Capital (Deficit)        6,770,665      (5,800,017)


TOTAL LIABILITIES AND PARTNERS       $  6,786,165   $   4,191,144
CAPITAL(DEFICIT)



                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Operations
                           (Unaudited)


                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   2007        2006        2007         2006
REVENUES
Other property                    2,355         811        5,872      1,960
Total revenues                    2,355         811        5,872      1,960

EXPENSES
General administrative           27,910       2,338       27,910      6,182
Total expenses                   27,910       2,338       27,910      6,182

Net Income (Loss) from          (25,555)     (1,527)     (22,038)    (4,222)
continuing operations

Extraordinary Item:
Gain on sale of assets        8,824,547        ---     6,342,411        ---
Income (loss) from
discontinued operations          70,303     (61,491)     100,310   (135,027)

NET INCOME (LOSS)            $8,869,295    ($63,018) $16,420,683  ($139,249)

Net income (loss) per Limited
Partnership unit outstanding -  $798.24      $(5.67)   $1,477.86    $(12.53)
Basic
Limited Partnership units        11,000      11,000       11,000     11,000
outstanding

    See Notes to Condensed Consolidated Financial Statements

                 AMERICAN REPUBLIC REALTY FUND I
         Condensed Consolidated Statement of Cash Flows
                           (Unaudited)
                                                 Six Months Ended
                                                     June 30,
                                                2007           2006

CASH FLOWS FROM OPERATING ACTIVITY
Net Income (loss)                            $16,420,683    ($139,249)
Adjustments to reconcile net loss to net
cash
provided by operating activities:
    Depreciation and amortization                 59,303      341,471
    Gain on Sale of Asset                    (16,342,411)         ---
    Net Effect of changes in operating
accounts
                      Escrow deposits            155,218      100,099
                      Prepaid expenses            24,497      (82,930)
                      Accrued real estate            ---      155,189
taxes
                      Security deposits          (34,143)       7,854
                      Accounts payable          (127,895)    (196,827)
Net cash provided by operating activities         55,252      185,607

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Real Estate                         (9,004)     (33,000)
Proceeds on sale of asset                     10,350,783          ---
Net cash provided by (used) for investing     10,341,779      (33,000)
                activities

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of mortgage notes payable        (40,881)     (87,190)
      Distributions to limited partners       (3,850,000)         ---
      Proceeds from amounts due                      162        6,064
affiliates
Net cash  used for financing activities       (3,890,719)     (81,126)

NET INCREASE (IN CASH AND CASH                 6,606,312       71,481
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF          143,827       78,644
PERIOD

CASH AND CASH EQUIVALENTS, END OF PERIOD      $6,750,139     $250,125

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

Real Estate Held For Sale & Discontinued Operations

     In January 2007, the Partnership entered into a purchase and sale agreement to the sell the Partnership's final property located in Florida to a third party for $10,450,000 with the sale closing on June 29, 2007. In addition, in February 2007, the Partnership sold its property in Texas for $9,725,000 resulting in a gain of $7,517,864. As a result, as required by Financial Accounting Standard No. 144 , "Accounting for the Impairment or Disposal of Long-Lived Assets", the property and related assets and liabilities are classified as held for sale on the balance sheets and the property's operations are included in discontinued operations in the statements of operations for each of the periods presented.

     Real estate held-for-sale includes the following:

                                         June           December
                                          30,             31,
                                         2007            2006
     Property at net book value      $    ---         $ 3,353,779
     Escrow deposits                      ---             621,545
     Real  estate  held-for-sale,    $    ---         $ 3,975,324
     net of depreciation

     Liabilities relating to assets held-for-sale include:

                                         June           December
                                          30,             31,
                                         2007            2006
     Mortgage payable                $    ---         $ 9,576,346
     Real estate taxes payable            ---             188,970
     Security deposits                    ---              81,370
     Liabilities    related    to    $    ---         $ 9,846,686
     assets held-for-sale

     The operations of the properties for the three months ending June 30, 2007 and 2006 are included in discontinued operations in the statements of operations. The following table summarizes the revenue and expense information for the discontinued operations:

                                               2007        2006
     Rents   and  other  property revenues   318,021  $  688,515
     Operating expenses                      178,765     558,808
     Operating income (loss)                 139,256     129,707
     Other income (expense)                  (68,953)   (191,198)
     Net   income   (loss)   from           $ 70,303   $ (61,491)
     discontinued operations

     The operations of the properties for the six months ending June 30, 2007 and 2006 are included in discontinued operations in the statements of operations. The following table summarizes the revenue and expense information for the discontinued operations:

                                               2007        2006
     Rents   and  other  property revenue  $ 870,233  $ 1,345,016
     Operating expenses                      552,901    1,097,360
     Operating income (loss)                 317,332      247,656
     Other income (expense)                 (217,022)    (382,683)
     Net   income   (loss)   from          $ 100,310   $ (135,027)
      discontinued operations

Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

As of June 30, 2007 the partnership had sold all of its apartment communities and held only cash as well as prepaid expenses and payables relating to Four Winds Apartments.

FIRST SIX MONTHS 2007 COMPARED TO FIRST SIX MONTHS 2006

Revenue from continuing operations increased $3,912 or 200%, for the first six months of 2007, as compared to the first six months of 2006. Interest income accounted for all of the increase due to higher interest rates and higher invested balances. The following table illustrates the components:

                             Increase    Percent
                            (Decrease)   Change


Interest income               3,912      200%
Net Increase                  3,912      200%

Other operating expenses increased $21,728 or 352%, for the first six months of 2007, as compared to the same period in 2006. The increase resulted from increase in legal fees relating to the sales of the properties. The following table illustrates the components by category:

                             Increase
                            (Decrease)

General and administrative   21,728      352%
Net Increase                 21,728      352%

SECOND QUARTER 2007 COMPARED TO SECOND QUARTER 2006

Revenue from continuing operations increased $1,544 or 124.66%, for the second quarter of 2007, as compared to the second quarter of 2006. Interest income accounted for all of the increase due to higher interest rates and higher invested balances. The following table illustrates the components:

                     Increase     Change
                    (Decrease)

Interest income        1,544       190%
Net Increase           1,544       190%
(Decrease)

Other operating expenses increased $25,572 or 92%, for the second quarter of 2007, as compared to the same period in 2006. The increase resulted from increase in legal fees relating to the sales of the properties. The following table illustrates the components by category:

                                 Increase      Percent
                                (Decrease)     Change

General and administrative         25,572        92%
Net Increase                       25,572        92%
(Decrease)





 LIQUIDITY AND CAPITAL RESOURCES

     On June 29, 2007, the Registrant sold Four Winds Apartments located in Orange Park Florida. The sales price of the property was $10,450,000, less closing costs including a credit of $2,850 for an updated survey and a $200,000 credit toward roof replacement with a resulting gain on the sale of $8,824,547.

     As of June 30, 2007, the Partnership had $6,750,139 in cash and cash equivalents as compared to $143,827 as of December 31, 2006. The net increase in cash of $6,606,312 was due to the sale of Four Winds Apartments.

     The  partnership subsequent to quarter end distributed  $605
per  limited  partnership  unit  for  a  total  distribution   of
$6,655,000.   The partnership has retained approximately  $50,000
for contingencies.

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

Item 4 - Controls and Procedures

     Based on their most recent evaluation, which was completed as of the end of the period covered by this report, our Acting Principal Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange
Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.



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

     Date:     August 14, 2007


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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  August 14, 2007


                                             Exhibit 32.1

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of American Republic Realty Fund I ("the Partnership") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  August 14, 2007